Form 10-Q
period 2020-09-30
Annexon, Inc.
filed 2020-11-16
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2020 was 38,157,618.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	8
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
EXHIBIT INDEX		70
SIGNATURES		71

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$370,686	$43,931
Prepaid expenses and other current assets	2,889	1,475
Total current assets	373,575	45,406
Property and equipment, less accumulated depreciation of $1,695 and $1,304 as of September 30, 2020, and December 31, 2019, respectively	2,039	2,138
Other long-term assets	—	2,354
Total assets	$375,614	$49,898
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,954	$2,371
Accrued liabilities	4,649	2,194
Deferred rent, current	385	366
Total current liabilities	8,988	4,931
Deferred rent	1,147	1,437
Total liabilities	10,135	6,368
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value; 0 and 119,155,472 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 111,748,065 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation preference of $0 and $137,814 as of September 30, 2020 and December 31, 2019, respectively	—	143,984
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized as of September 30, 2020, and December 31, 2019, respectively; 0 issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized as of September 30, 2020, and December 31, 2019, respectively; 38,157,618 and 433,749 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	38	4
Additional paid-in capital	508,318	2,202
Accumulated other comprehensive loss	(78)	(80)
Accumulated deficit	(142,799)	(102,580)
Total stockholders’ equity (deficit)	365,479	(100,454)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$375,614	$49,898

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$11,775	$7,089	$31,279	$17,729
General and administrative	3,810	1,981	8,999	5,660
Total operating expenses	15,585	9,070	40,278	23,389
Loss from operations	(15,585)	(9,070)	(40,278)	(23,389)
Loss on remeasurement of redeemable convertible preferred stock liability	—	(1,340)	—	(5,670)
Other (expense) income, net	(52)	224	64	821
Net loss before taxes	(15,637)	(10,186)	(40,214)	(28,238)
Provision for income taxes	1	2	5	3
Net loss	(15,638)	(10,188)	(40,219)	(28,241)
Accretion on redeemable convertible preferred stock	(145)	(281)	(705)	(815)
Deemed dividend – beneficial conversion feature on redeemable convertible preferred stock	(6,219)	—	(6,219)	—
Net loss attributable to common stockholders	$(22,002)	$(10,469)	$(47,143)	$(29,056)
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(24.14)	$(4.79)	$(67.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,465,156	433,749	9,845,754	433,406

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(15,638)	$(10,188)	$(40,219)	$(28,241)
Other comprehensive gain (loss):
Foreign currency translation adjustment	4	(7)	2	(17)
Comprehensive loss	$(15,634)	$(10,195)	$(40,217)	$(28,258)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2019	111,748,065	$143,984	433,749	$4	$2,202	$(80)	$(102,580)	$(100,454)
Accretion on redeemable convertible preferred stock	—	279	—	—	(279)	—	—	(279)
Stock-based compensation	—	—	—	—	663	—	—	663
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(12,341)	(12,341)
Balances as of March 31, 2020	111,748,065	144,263	433,749	4	2,586	(91)	(114,921)	(112,422)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $5,193	71,719,859	96,807	—	—	—	—	—	—
Beneficial conversion feature on Series D redeemable convertible preferred stock	—	(6,297)	—	—	6,297	—	—	6,297
Accretion on redeemable convertible preferred stock	—	281	—	—	(281)	—	—	(281)
Stock-based compensation	—	—	—	—	763	—		763
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(12,240)	(12,240)
Balances as of June 30, 2020	183,467,924	235,054	433,749	4	9,365	(82)	(127,161)	(117,874)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(183,467,924)	(241,418)	20,824,938	21	241,397	—	—	241,418
Deemed dividend of beneficial conversion feature on conversion of redeemable convertible preferred stock	—	6,219	—	—	(6,219)	—	—	(6,219)
Accretion on redeemable convertible preferred stock	—	145	—	—	(145)	—	—	(145)
Issuance of common stock in connection with initial public offering, net of issuance costs of $24.7 million	—	—	16,889,403	13	262,427	—	—	262,440
Stock-based compensation	—	—	—	—	1,471	—	—	1,471
Stock option exercises	—	—	9,528	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(15,638)	(15,638)
Balances as of September 30, 2020	—	$—	38,157,618	$38	$508,318	$(78)	$(142,799)	$365,479

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2018	89,525,848	$102,082	432,309	$4	$1,257	$(66)	$(65,397)	$(64,202)
Accretion on redeemable convertible preferred stock	—	262	—	—	(262)	—	—	(262)
Stock option exercises	—	—	1,440	—	3	—	—	3
Stock-based compensation	—	—	—	—	466	—	—	466
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,652)	(8,652)
Balances as of March 31, 2019	89,525,848	102,344	433,749	4	1,464	(72)	(74,049)	(72,653)
Accretion on redeemable convertible preferred stock	—	272	—	—	(272)	—	—	(272)
Stock-based compensation	—	—	—	—	437	—		437
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(9,401)	(9,401)
Balances as of June 30, 2019	89,525,848	102,616	433,749	4	1,629	(76)	(83,450)	(81,893)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $3 and the value of the redeemable convertible preferred stock liability of $10,810	22,222,217	40,807	—	—	—	—	—	—
Accretion on redeemable convertible preferred stock	—	281	—	—	(281)	—	—	(281)
Stock-based compensation	—	—	—	—	610	—		610
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(10,188)	(10,188)
Balances as of September 30, 2019	111,748,065	$143,704	433,749	$4	$1,958	$(83)	$(93,638)	$(91,759)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(40,219)	$(28,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	364
Stock-based compensation	2,897	1,513
Change in fair value of redeemable convertible preferred stock liability	—	5,670
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,414)	491
Other long-term assets	96	—
Accounts payable	1,733	885
Accrued liabilities	2,956	3
Deferred rent	(271)	(254)
Net cash used in operating activities	(33,831)	(19,569)
Investing activities:
Purchases of property and equipment	(292)	(168)
Net cash used in investing activities	(292)	(168)
Financing activities:
Proceeds from the exercise common stock options	22	3
Proceeds from Paycheck Protection Program loan	500	—
Repayments of Paycheck Protection Program loan	(500)	—
Proceeds from issuance of redeemable convertible preferred stock	102,000	29,997
Payments of issuance costs related to redeemable convertible preferred stock	(5,193)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	267,021	—
Payments of offering costs related to initial public offering	(2,974)	(759)
Net cash provided by financing activities	360,876	29,241
Net increase in cash and cash equivalents	326,753	9,504
Effect of exchange rate changes on cash and cash equivalents	2	(17)
Cash and cash equivalents at beginning of period	43,931	44,175
Cash and cash equivalents at end of period	$370,686	$53,662
Non-cash investing and financing activities:
Reclassification of redeemable convertible preferred stock to common stock upon initial public offering	$241,418	$—
Reclassification of redeemable convertible preferred stock liability to redeemable convertible preferred stock	$—	$10,810
Accretion on redeemable convertible preferred stock	$705	$815
Deferred offering costs included in accounts payable and accrued liabilities	$—	$837
Purchase of property and equipment included in accounts payable	$—	$55
Beneficial conversion feature recognized upon issuance of redeemable convertible preferred stock	$6,297	$—
Deemed dividend arising from conversion of beneficial conversion feature	$6,219	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company targeting C1q and initiating molecules of the classical complement pathway to develop transformative therapies for autoimmune and neurodegenerative disorders of the brain, body and eye. The Company is located in South San Francisco, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia. The Subsidiary is also engaged in research and development activities in support of its parent company.

Initial Public Offering

On July 23, 2020, the Company’s registration statement on Form S-1 relating to its initial public offering, or the IPO, was declared effective by the Securities and Exchange Commission, or the SEC, and the shares of its common stock began trading on the Nasdaq Global Select Market on July 24, 2020.  The IPO closed on July 28, 2020, pursuant to which the Company issued and sold 14,750,000 shares of its common stock at a public offering price of $17.00 per share. On August 4, 2020, the Company issued 2,139,403 shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. The Company received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million. Prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 20,824,938 shares of common stock.

Reverse Stock Split

On July 17, 2020, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-8.81 basis, or the Reverse Stock Split. The number of authorized shares and the par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding redeemable convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2020, had an accumulated deficit of $142.8 million and cash and cash equivalents of $370.7 million.

The Company has historically funded its operations through the issuance of shares of its redeemable convertible preferred stock and common stock. Based on projected activities, management projects that cash on hand is sufficient to support operations for at least the next 12 months following issuance of these condensed consolidated financial statements. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2020 and its results of operations and cash flows for the nine months ended September 30, 2020 and 2019. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated July 23, 2020 that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-239647), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, audit and filing fees relating to an IPO, are capitalized. As of December 31, 2019, $2.3 million of deferred offering costs were capitalized, which are included in other long-term assets in the accompanying consolidated balance sheets. In July 2020, upon the closing of the IPO, all deferred offering costs were offset against the Company’s IPO proceeds.

Redeemable Convertible Preferred Stock Liability

The obligation to issue additional shares of the Company’s Series C redeemable convertible preferred stock at a future date was determined to be a freestanding financial instrument that should be accounted for as a liability. At initial recognition, the Company recorded the redeemable convertible preferred stock liability on the balance sheet at its estimated fair value. The liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized as gain (loss) on remeasurement of redeemable convertible preferred stock liability on the consolidated statement of operations. Upon settlement of the redeemable convertible preferred stock liability in August 2019, the Company remeasured the liability and reclassified the final value associated with the redeemable convertible preferred stock liability to the carrying value of the Series C redeemable convertible preferred stock.

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign exchange translation gain (loss) for the three and nine months ended September 30, 2020 and 2019 were not material.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), delaying the effective implementation date for Topic 842 by one year for entities that have not yet adopted the standard. This standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05 in response to the ongoing impacts to businesses in response to the COVID-19 pandemic. ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), provides a limited deferral of the effective dates for implementing previously issued Topic 606 and Topic 842 to give some relief to businesses and the difficulties they are facing during the pandemic. The leasing standard’s effective dates are fiscal years beginning after December 15, 2019 as originally issued (ASU 2016-02) and fiscal years beginning after December 15, 2020 as amended by ASU 2019-10. As amended by ASU No. 2020-05, the leasing standard’s effective date for the Company is the fiscal years beginning after December 15, 2021. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company plans to adopt Topic 842 on January 1, 2022, and is currently assessing the impact of this standard on its consolidated financial statements.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$370,093	$—	$—	$370,093
Total assets	$370,093	$—	$—	$370,093

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$43,621	$—	$—	$43,621
Total assets	$43,621	$—	$—	$43,621

For the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019, the Company recognized no material realized gains or losses on financial instruments.

In August 2019, the redeemable convertible preferred stock liability was settled upon the completion of the second closing of the Company’s Series C redeemable convertible preferred stock financing. In light of the Company’s progress towards an IPO, the liability was remeasured at the settlement date using a probability-weighted expected return method, or PWERM, whereby the Company’s total equity value was estimated under various exit scenarios and allocated to the Company’s different classes of equity. The PWERM included two scenarios, IPO or staying private, that considered an estimate of the timing of each scenario and were weighted based on the Company’s estimate of the probability of each event occurring. The equity value under the IPO scenario was based on recent IPO values of comparable companies and weighted 50%. The equity value under the staying private scenario was based on the recent Series C redeemable convertible preferred stock financing and was weighted 50%. The liability was remeasured to its fair value of $10.8 million upon settlement and the carrying value of the liability was reclassified to the carrying value of the Series C redeemable convertible preferred stock.

The Company recorded a loss of $1.3 million and $5.7 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, for the change in the fair value of the liability.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in the carrying value of the liability were as follows (in thousands):

Fair value as of December 31, 2018	$5,140
Change in fair value	5,670
Reclassification to redeemable convertible preferred stock upon settlement	(10,810)
Fair value as of September 30, 2019	$—

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid research and development costs	$510	$1,086
Prepaid expenses	2,375	310
Other receivables	4	79
Total prepaid expenses and other current assets	$2,889	$1,475

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development expenses	$2,630	$459
Accrued professional services	168	733
Accrued compensation	1,514	926
Other accrued expenses	337	76
Total accrued liabilities	$4,649	$2,194

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

Rent expense for each of the three months ended September 30, 2020 and 2019 was $88,000. Rent expense for each of the nine months ended September 30, 2020 and 2019 was $264,000.

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

The Company received $190,000 representing the final amount received under the Sponsored Research Agreement, which was recorded as other income for the nine months ended September 30, 2019.  No funding was received for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2020, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

7. Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

Redeemable Convertible Preferred Stock

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

In connection with the issuance and sale of the Series D redeemable convertible preferred stock, the Company recognized a beneficial conversion feature of approximately $6.3 million. A beneficial conversion feature represents the intrinsic value of the conversion feature, as determined by comparing the effective conversion price at the commitment date with the estimated fair value of the Company’s common stock. The beneficial conversion feature was recorded in additional paid-in capital on the issuance date resulting in a discount to the carrying value of the Series D redeemable convertible preferred stock.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Redeemable convertible preferred stock outstanding on an as- converted basis	—	12,684,214
Options issued and outstanding	3,514,773	2,007,222
Options available for future grant	3,103,047	454,110
Total common stock reserved	6,617,820	15,145,546

8. Equity Incentive Plan

On July 23, 2020, the Company adopted the 2020 Incentive Award Plan, or the 2020 Plan, and the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The Company has reserved 3,600,868 shares of common stock for future issuance under the 2020 Plan and 360,086 shares under the ESPP, respectively.

As a result, the Company may not grant any additional awards under the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January, commencing on January 1, 2021 and ending in 2030, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2020, there were 3,103,047 shares available for issuance under the 2020 Plan.

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2019	454,110	2,007,222	$4.91	8.26	$21,623
Additional shares authorized	4,166,016	—
Stock options granted	(1,519,719)	1,519,719	$14.77
Stock options exercised	—	(9,528)	$2.33
Stock options cancelled	2,640	(2,640)	$4.67
Balances as of September 30, 2020	3,103,047	3,514,773	$9.18	8.48	$73,985
Exercisable as of September 30, 2020		1,179,057	$4.15	6.91	$30,746

There were 9,528 options exercised during the nine months ended September 30, 2020. The total intrinsic value of options exercised during the three and nine months ended September 30, 2019 was $0 and $8,000, respectively. The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2020 was $0.2 million. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The total stock-based compensation expense recognized for options granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$624	$159	$1,284	$391
General and administrative	847	451	1,613	1,122
Total stock-based compensation expense	$1,471	$610	$2,897	$1,513

As of September 30, 2020, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $20.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.21 years.

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

Expected Volatility—Because the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life science companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.02 - 6.08	—	5.00 - 6.08	6.02 - 6.08
Expected volatility	91% - 93%	—	85% - 93%	76% -77%
Risk-free interest rate	0.36% - 0.38%	—	0.33% - 1.45%	1.87% - 2.61%
Dividend yield	—	—	—	—

9. Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock on an as-converted basis	—	12,684,214	—	12,684,214
Stock options to purchase common stock	3,514,773	2,081,291	3,514,773	2,081,291
Total	3,514,773	14,765,505	3,514,773	14,765,505

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel therapies for patients with classical complement-mediated disorders of the brain, body and eye. Our pipeline is based on our platform technology addressing well-researched classical complement-mediated autoimmune and neurodegenerative disease processes, both of which are triggered by aberrant activation of C1q, the initiating molecule of the classical complement pathway. Evidence suggests that potent and selective inhibition of C1q can prevent tissue damage triggered in antibody-mediated autoimmune disease and preserve loss of functioning synapses associated with cognitive and functional decline in complement-mediated neurodegeneration. Our upstream complement approach targeting C1q acts as an “on/off switch” designed to block all downstream components of the classical complement pathway that lead to excess inflammation, tissue damage and patient disability in a host of complement-mediated disorders, while preserving the normal immune function of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

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

We are advancing ANX005 into multiple Phase 2 trials in 2020 and 2021 including in patients with GBS, warm autoimmune hemolytic anemia, Huntington’s disease and amyotrophic lateral sclerosis. We plan to advance ANX007 into a Phase 2 trial in patients with GA in 2021. Additionally, we are developing novel product candidates designed to inhibit C1q and other components of the early classical complement cascade with the goal of further broadening our portfolio. Finally, we are leveraging our disciplined development strategy in early clinical trials utilizing established biomarkers to enhance patient selection, measure target engagement and assess our product candidates’ potential to meaningfully impact the disease process and improve the probability of technical success over shorter development timelines.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $15.6 million and $10.2 million for the three months ended September 30, 2020 and 2019, respectively, and $40.2 million and $28.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $142.8 million and cash and cash equivalents of $370.7 million.

Recent Developments

On July 28, 2020, we completed an initial public offering, or IPO, of our common stock. As part of the IPO, we issued and sold 14,750,000 shares of our common stock at a public offering price of $17.00 per share and 2,139,403 shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following tables summarize our results of operations for the periods presented.

	Three Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$11,775	$7,089	$4,686	66%
General and administrative	3,810	1,981	1,829	92%
Total operating expenses	15,585	9,070	6,515	72%
Loss from operations	(15,585)	(9,070)	(6,515)	72%
Loss on remeasurement of redeemable convertible preferred stock liability	—	(1,340)	1,340	*
Other (expense) income, net	(52)	224	(276)	(123%)
Net loss before taxes	(15,637)	(10,186)	(5,451)	54%
Provision for income taxes	1	2	(1)	(50%)
Net loss	$(15,638)	$(10,188)	$(5,450)	53%

*	Not meaningful

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Direct costs:
Preclinical and clinical outside services	$4,404	$2,238	$2,166	97%
Professional services	1,222	501	721	144%
Contract manufacturing	2,453	2,637	(184)	(7%)
Laboratory supplies and materials	279	84	195	*
Indirect costs:
Compensation and personnel-related (including stock- based compensation)	3,133	1,352	1,781	132%
Facilities and depreciation	221	234	(13)	(6%)
Other	63	43	20	47%
Total research and development expenses	$11,775	$7,089	$4,686	66%

*	Not meaningful

Research and development expenses increased by $4.7 million, or 66%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an increase of $2.2 million in direct clinical outside services related to our ongoing and planned clinical trials. Compensation and personnel-related expenses increased by $1.8 million due to an increase in headcount and related employee costs. Direct professional services costs increased by $0.7 million related to external research and development during the three months ended September 30, 2020.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$1,566	$669	$897	134%
Professional services	1,962	1,130	832	74%
Facilities and depreciation	136	129	7	5%
Other	146	53	93	175%
Total general and administrative expenses	$3,810	$1,981	$1,829	92%

General and administrative expenses increased by $1.8 million, or 92%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an increase of $0.9 million in compensation and personnel-related expenses and an increase of $0.8 million in professional services for public company readiness efforts including accounting, legal and audit fees and directors and officers liability insurance required for a public corporation.

Loss on Remeasurement of Redeemable Convertible Preferred Stock Liability

For the three months ended September 30, 2019, we recorded a $1.3 million loss on remeasurement of redeemable convertible preferred stock liability related to the change in the fair value of the liability. The liability was recognized in connection with the initial closing of our Series C redeemable convertible preferred stock financing in December 2018 and was settled upon completion of the second closing in August 2019.

Other (Expense) Income, Net

Other (expense) income, net, decreased by $0.3 million for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in other income was primarily driven by $0.2 million grant received in 2019 and lower interest income in 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following tables summarize our results of operations for the periods presented.

	Nine Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$31,279	$17,729	$13,550	76%
General and administrative	8,999	5,660	3,339	59%
Total operating expenses	40,278	23,389	16,889	72%
Loss from operations	(40,278)	(23,389)	(16,889)	72%
Loss on remeasurement of redeemable convertible preferred stock liability	—	(5,670)	5,670	*
Other income, net	64	821	(757)	(92%)
Net loss before taxes	(40,214)	(28,238)	(11,976)	42%
Provision for income taxes	5	3	2	67%
Net loss	$(40,219)	$(28,241)	$(11,978)	42%

*	Not meaningful

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Direct costs:
Preclinical and clinical outside services	$12,490	$7,375	$5,115	69%
Professional services	2,594	1,340	1,254	94%
Contract manufacturing	7,238	4,388	2,850	65%
Laboratory supplies and materials	552	365	187	51%
Indirect costs:
Compensation and personnel-related (including stock- based compensation)	7,596	3,542	4,054	114%
Facilities and depreciation	665	646	19	3%
Other	144	73	71	97%
Total research and development expenses	$31,279	$17,729	$13,550	76%

Research and development expenses increased by $13.6 million, or 76%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an increase of $5.1 million in direct preclinical and clinical outside services primarily related to our ongoing and planned clinical trials and toxicology studies to support ANX009 and our next generation candidates. Compensation and personnel-related expenses increased by $4.1 million due to an increase in headcount and related employee costs. Contract manufacturing expenses increased by $2.9 million primarily related to the manufacturing of ANX005 and pre-IND activities for our next generation candidates. In addition, professional services increased by $1.3 million due to an increase in external research and development.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Dollar Change	% Change
	(in thousands)
Professional services	$4,768	$2,642	$2,126	80%
Compensation and personnel-related (including stock-based compensation)	3,501	2,575	926	36%
Facilities and depreciation	369	318	51	16%
Other	361	125	236	189%
Total general and administrative expenses	$8,999	$5,660	$3,339	59%

General and administrative expenses increased by $3.3 million, or 59%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to $2.1 million in professional services for public company readiness efforts including accounting, legal and audit fees and directors and officers liability insurance required for a public corporation. Compensation and personnel-related expenses increased by $0.9 million primarily due to an increase in headcount and related employee costs.

Loss on Remeasurement of Redeemable Convertible Preferred Stock Liability

For the nine months ended September 30, 2019, we recorded a $5.7 million loss on remeasurement of redeemable convertible preferred stock liability related to the change in the fair value of the liability. The liability was recognized in connection with the initial closing of our Series C redeemable convertible preferred stock financing in December 2018 and was settled upon completion of the second closing in August 2019.

Other Income, Net

Other income, net, decreased by $0.8 million, or 92%, for the nine months ended September 30, 2020 compared to the same period in 2019. In the nine months ended September 30, 2019, we had received $0.2 million under the Sponsored Research Agreement for a new therapeutic agent, ANX005, which was recorded as other income. The remaining $0.6 million decrease was primarily driven by $0.2 million grant received in 2019 as well as lower interest income in 2020.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through September 30, 2020, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO of our common stock. As of September 30, 2020, we had available cash and cash equivalents of $370.7 million and an accumulated deficit of $142.8 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(33,831)	$(19,569)
Cash used in investing activities	(292)	(168)
Cash provided by financing activities	360,876	29,241
Net increase in cash and cash equivalents	$326,753	$9,504

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $33.8 million, which consisted of a net loss of $40.2 million, partially offset by $3.3 million in non-cash charges and a net change of $3.1 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $2.9 million and depreciation and amortization of $0.4 million.

Cash used in operating activities for the nine months ended September 30, 2019 was $19.6 million, which consisted of a net loss of $28.2 million, partially offset by $7.5 million in non-cash charges and a net change of $1.1 million in our net operating assets and liabilities. The non-cash charges consisted of the loss on remeasurement of the redeemable convertible preferred stock liability of $5.7 million, stock-based compensation of $1.5 million and depreciation and amortization of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $0.3 million and $0.2 million, respectively, related to purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $360.9 million, which consisted of the net proceeds of $262.4 million from the IPO, net of underwriting discounts and expenses, the net proceeds received from sale and issuance of our Series D redeemable convertible preferred stock of approximately $96.8 million, and proceeds of $0.5 million from Paycheck Protection Program loan, partially offset by repayment of the $0.5 million Paycheck Protection Program loan.

Cash provided by financing activities for the nine months ended September 30, 2019 was $29.2 million, which consisted of net proceeds received from the second closing of our Series C redeemable convertible preferred stock of $30.0 million in August 2019, partially offset by payments for deferred offering costs of $0.8 million.

Funding Requirements

We use our cash to fund operations, primarily to fund our clinical trials, research and development expenditures and related personnel costs. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to our product candidates, particularly as they advance into later stages of development and as we conduct larger clinical trials, engage in other research and development activities, seek regulatory approvals for any product candidates that successfully complete clinical trials and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, we expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities and to grow our business and as we expect to engage in commercialization activities, if any of our product candidates receive marketing approval. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, including our planned clinical trials of ANX005, ANX007, and ANX009;

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

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

Interest Rate Risk

We held cash and cash equivalents of $370.7 million and $43.9 million as of September 30, 2020 and December 31, 2019, respectively. We generally hold our cash in interest-bearing money market accounts. We believe that historical fluctuations in interest rates have not had a material effect on our results of operations during the periods presented. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash.

Foreign Currency

Our reporting currency is the U.S. dollar. The functional currency of the subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign exchange translation gains (losses) for the three and nine months ended September 30, 2020 and 2019 were not material. Gains and losses resulting from exchange-rate changes on transactions denominated in a currency other than the local currency are included in earnings as incurred.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risk Factor Summary

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially harmed and the price of our common stock could significantly decline.

•

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

•	Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates which are in early stages of clinical development.
•	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.
•

Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•

Our product candidates may cause undesirable and unforeseen side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•

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
•	Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
•

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

We have had significant operating losses since our inception. Our net loss for the three months ended September 30, 2020 and 2019 was approximately $15.6 million and $10.2 million, respectively, and $40.2 million and $28.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $142.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2020, we had capital resources consisting of cash and cash equivalents of approximately $370.7 million. We expect our existing capital resources will fund our planned operating expenses through 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are currently focused on developing product candidates to address classical complement-mediated autoimmune and neurodegenerative diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing our product candidates in identified indications and exploring additional indications or mechanisms as well as developing future product candidates. However, due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and the amount of resources to allocate to each such product candidate.

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

Risks Related to Our Business

Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates which are in early stages of clinical development.

We have no products approved for sale, and our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates, ANX005 and ANX007. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. These disruptions include but are not limited to:

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

These and other factors arising from the COVID-19 global pandemic could worsen or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

In particular, the COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our clinical trials, and has resulted in increased competition among companies conducting clinical trials for more limited hospital space.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may continue to affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical trial application, or CTA, will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. For example, prior to the authorization of our IND for HD, the FDA placed the Phase 2 trial on clinical hold in order to obtain additional information on our preclinical data package; we provided the required information and the clinical hold was lifted in March 2020. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future for reasons including the relative impact of COVID-19 on U.S. trial sites. For example, we conducted our Phase 1b clinical trial of ANX005 in Bangladesh. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed pursuant to good clinical practice, or GCP, requirements; and (iii) if necessary, the FDA is able to validate the data through an on-site inspection. Many foreign regulatory authorities have similar requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We currently intend to supply our product candidates in all territories for our clinical development programs. We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our product candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our product candidates is complicated, and we expect the logistical challenges associated with our supply chain to grow more complex as our product candidates are further developed.

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

As of September 30, 2020, we had 38 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•

the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, such as the provision of stock options to physicians who may influence the ordering, prescribing or use of our product candidates, if approved, as compensation for consulting services, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, and any delays in, our clinical trials for our product candidates or any other future clinical development programs, including any delays related to the COVID-19 pandemic;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	the termination of any of our existing license agreements;
•	announcements relating to any future licensing, collaboration or development agreements;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our product candidates;
•	acquisitions and sales of new products or product candidates, technologies or businesses;
•	manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products or product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation or regulation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
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

We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we are required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company or otherwise qualify for these exceptions or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

As of October 31, 2020 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The lock-up agreements pertaining to our initial public offering will expire on January 19, 2021. After the lock-up agreements expire, based on shares outstanding as of the completion of our initial public offering, up to approximately 21,258,687 additional shares of common stock will be eligible for sale in the public market, approximately 11,732,146 of which shares were held by directors, executive officers and other affiliates as of the completion of our initial public offering and are subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. J.P. Morgan Securities LLC, BofA Securities, Inc. and Cowen and Company, LLC may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

As of October 31, 2020, the holders of approximately 20,834,466 shares of our common stock, or approximately 54.6% of our total outstanding shares of common stock, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a California-domiciled public company, we are required to have a certain number of women and directors from underrepresented communities on our board of directors on certain timeframes, depending on the size of our board at the time.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have two or three women and at least one director from an underrepresented community on our board of directors by the end of 2021 and two or three directors from an underrepresented community on our board of directors by the end of 2022, depending on the size of our board of directors at the time. While we currently have two women and two directors from underrepresented communities on the board of directors, recruiting and retaining board members carries uncertainty, and failure to comply with these California requirements will result in financial penalties.

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

General Risks Factors

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the U.S. government recently enacted significant tax reform, as modified by the CARES Act, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for tax years beginning after December 31, 2020 with respect to net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses for tax years beginning after December 31, 2020, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. and non-U.S. tax laws and regulations, or their interpretation and application, could have an adverse effect on our business, financial conditions and results of operations.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 28, 2020, we completed our IPO and issued 14,750,000 shares of our common stock at an initial offering price of $17.00 per share. On August 4, 2020, we issued 2,139,403 shares of our common stock to the underwriters of the IPO pursuant to the exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds from the IPO of approximately $262.4 million, after deducting underwriting discounts and commissions of approximately $20.1 million and offering expenses of approximately $4.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC, BofA Securities, Inc. and Cowen and Company, LLC acted as book-running managers for the IPO.

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

Annexon, Inc.
Date: November 16, 2020	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)