Form 10-K
period 2020-12-31
Annexon, Inc.
filed 2021-03-25
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39402

ANNEXON, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-5414423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of June 30, 2020, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2021 was 38,157,618.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans;
•	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the potential effects of COVID-19 on our preclinical and clinical programs and business;
•	the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing products.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factor Summary” and  “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward- looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

RISK FACTOR SUMMARY

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially and adversely affected and the price of our common stock could significantly decline. This summary should be read in conjunction with the section titled “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks we face.

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

PART I

Item 1. Business.

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

We have advanced ANX005 into a Phase 2/3 trial in patients with GBS and a Phase 2 trial in patients with Huntington’s disease. We plan to advance ANX005 into Phase 2 trials in patients with warm autoimmune hemolytic anemia and amyotrophic lateral sclerosis in 2021. A Phase 2 trial of ANX007 is ongoing in patients with GA, and ANX009 is being evaluated in a first-in-human trial. Based on learnings from our initial trials, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation. Additionally, we are developing novel product candidates designed to inhibit C1q and other components of the early classical complement cascade with the goal of further broadening our portfolio. Finally, we are leveraging our disciplined development strategy in early clinical trials utilizing established biomarkers to enhance patient selection, measure target engagement and assess our product candidates’ potential to meaningfully impact the disease process and improve the probability of technical success over shorter development timelines.

Annexon was co-founded by the late Dr. Ben Barres, former member of the National Academy of Sciences, Chair of Neurobiology at Stanford University and a pioneer in complement-mediated neurodegeneration, and Dr. Arnon Rosenthal, a world-renowned scientist and industry executive. We have assembled a seasoned and accomplished management team that has been involved in the development, approval and commercialization of numerous marketed drugs, and has been studying the complement pathway and autoimmune and neurodegenerative disorders for decades. Our team is further supported by an experienced scientific advisory board and leading healthcare investors that share our commitment to advancing transformative medicines for patients suffering from debilitating autoimmune and neurodegenerative diseases.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

Our Pipeline

Our pipeline is focused on antibody-mediated autoimmune and complement-mediated neurodegenerative disorders for which there is significant unmet medical need. Our product candidates are summarized below:

Our first clinical-stage product candidate is ANX005, an investigational monoclonal antibody designed to block C1q and activation of the classical complement cascade. For GBS, ANX005 is designed to act early in the disease course to prevent nerve damage and irreversible neurological disability in GBS patients. In the Phase 1b dose-ranging trial in GBS patients, treatment with ANX005 was well-tolerated and resulted in full and prolonged C1q engagement and classical cascade inhibition in the blood and cerebrospinal fluid, or CSF. While our Phase 1b trial was not powered to show statistical significance, we did observe a significant reduction in neurofilament light chain, or NfL, a well-accepted marker of nerve damage in neurodegenerative disease that has been shown to correlate with disease severity and clinical outcomes. Patients treated with ANX005 also showed positive numerical trends across key GBS outcome measures. GBS is a rare, acute, antibody-mediated autoimmune disease impacting the peripheral nervous system. There are currently no approved therapies for GBS in the United States, but intravenous immunoglobulin, or IVIg, and plasma exchange are the current standards of care in the Western world and parts of Asia.

In March 2021, we completed the evaluation of our drug-drug interaction, or DDI, study of ANX005 co-administered with Intravenous Immunoglobulin (IVIg) in 14 patients with GBS. The DDI study was conducted to evaluate the safety and tolerability of ANX005 and IVIg co-administration in GBS patients, and measured pharmacokinetics (PK) and pharmacodynamics (PD) of ANX005 when administered in combination with IVIg. IVIg, though not FDA-approved in the United States for GBS, is currently the standard of care for GBS. Initial results from the DDI study demonstrated that co-administration of IVIg-ANX005 was well-tolerated and achieved full C1q target engagement, and C1q suppression was maintained within the targeted range. The open-label DDI study was not placebo-controlled or powered for statistical significance on efficacy measures. A number of key GBS outcome measures were recorded from baseline, and early improvement was observed in GBS patients, including increased muscle strength, decreased neurofilament light chain (NfL) and improved GBS disability score. We expect to submit full results from the DDI study to a peer-reviewed forum in 2021.

A randomized, placebo-controlled Phase 2/3 trial of ANX005 is ongoing in GBS patients in developing countries. The Phase 2/3 trial is statistically powered to evaluate the efficacy of ANX005 in improving disability in GBS patients. ANX005 has received both Orphan Drug and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for the treatment of GBS.

Beyond GBS, we intend to study ANX005 in patients with warm autoimmune hemolytic anemia, or wAIHA, an antibody-mediated autoimmune disease characterized by the premature destruction of red blood cells. The classical complement pathway plays an important role in wAIHA through the removal of red blood cells labeled by activated complement components in the spleen or liver (extra-vascular hemolysis) and less common destruction of red blood cells in the blood vessels by the classical complement generated membrane attack complex (intravascular hemolysis). We plan to initiate a Phase 2 trial in patients with the primary diagnosis of wAIHA in 2021. We are conducting a non-

interventional screening study in wAIHA patients to utilize complement activation markers to identify and select patients who may be more likely to respond to our anti-C1q therapy in the planned Phase 2 trial.

We also intend to study ANX005 in patients with Huntington’s disease, or HD, and amyotrophic lateral sclerosis, or ALS—two neurodegenerative disorders where aberrant classical complement activation has been shown to be associated with synapse loss, elevated levels of NfL and disease progression. A Phase 2 trial in patients with HD is ongoing, and we plan to initiate a Phase 2 trial in patients with ALS in 2021 to assess ANX005’s safety, tolerability, target engagement and impact on disease-related biomarkers such as NfL.

Our second clinical-stage product candidate is ANX007, an investigational C1q Fab designed for intravitreal administration in patients with complement-mediated neurodegenerative ophthalmic disorders. Consistent with the results we observed in preclinical studies, in the Phase 1b trial with intravitreal administration in glaucoma patients, ANX007 was well-tolerated and showed full target engagement and inhibition of C1q in the eye for at least four weeks. We believe inhibition of C1q may provide neuroprotective benefit by preventing the aberrant loss of functioning synapses in the retina in a variety of ophthalmic disorders, including glaucoma and geographic atrophy, or GA. A Phase 2 trial of ANX007 in patients with GA is ongoing, with the goal of protecting against the loss of photoreceptor neurons in a well-defined patient population.

Our pipeline includes ANX009, an investigational C1q Fab designed for subcutaneous delivery, which is currently being evaluated in a first-in-human, or FIH, clinical trial. We are developing ANX009 to enable chronic dosing for patients with antibody-mediated autoimmune disorders where anti-C1q may have a disease-modifying effect and where we can utilize our targeted biomarker-driven approach. These disorders may include autoimmune hemolytic anemias and a subset of lupus nephritis patients who are selected for pathogenic anti-C1q antibodies, or PACA, and who have a high risk of renal flare. We are developing additional next generation product candidates, including ANX105, an investigational monoclonal antibody with enhanced dosing and PK properties designed for chronic neurodegenerative diseases, and small molecules designed for chronic autoimmune and neurodegenerative diseases. We intend to advance both ANX105 and our small molecule candidates through IND enabling studies in 2021.

Our Strategy

Our goal is to develop disease-modifying medicines for patients suffering from classical complement- mediated diseases. Key elements of our strategy include:

•

Leveraging our distinct approach of inhibiting C1q and aberrant upstream classical complement activity to address a broad range of well-characterized classical complement-mediated diseases. By inhibiting C1q and the early classical cascade, we believe our product candidates are uniquely designed to address a wide range of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative disorders. We believe full classical complement inhibition may result in clinical benefits by blocking aberrant upstream immune cell activation in our targeted indications, as well as potentially provide safety advantages by leaving the lectin and alternative pathways intact to perform their normal immune functions. We believe our clinical-stage product candidates, ANX005 and ANX007, are the first and leading clinical-stage product candidates designed to inhibit C1q and the entire classical complement pathway.

•

Advancing ANX005 through clinical development in multiple autoimmune and neurodegenerative indications of high unmet need. Our Phase 1b trial in patients with GBS demonstrated full target engagement of C1q in serum and the CSF, as well as a significant reduction in NfL, a well-accepted biomarker shown to be elevated in patients with GBS, HD and ALS and correlated with disease severity and clinical course and outcomes. ANX005 is currently being evaluated in a Phase 2/3 trial in patients with GBS and a Phase 2 trial in patients with HD. We also intend to advance ANX005 into Phase 2 trials in patients with ALS and wAIHA.

•

Evaluating ANX007 as an agent for neuroprotective benefit in ophthalmic indications. We are developing ANX007 in neurodegenerative ophthalmic indications, such as glaucoma and GA. ANX007 reduced retinal damage in animal models of glaucoma and GA. In our Phase 1b trial in glaucoma patients, intravitreal administration of ANX007 resulted in full target engagement of C1q at both low and high doses. Based on this clinical dosing data, our preclinical data in glaucoma and GA, and proximate clinical validation from downstream complement approaches, we believe that ANX007 may provide neuroprotective benefit in patients with these and other complement-mediated ophthalmic disorders. In March 2021, we advanced ANX007 into a Phase 2 trial in patients with GA.

•

Expanding our autoimmune and neurodegenerative portfolios informed by data from our beachhead indications. Our initial indications represent our beachhead within antibody-mediated autoimmune and complement-mediated neurodegenerative diseases. We intend to leverage learnings from our initial indications to inform selection of additional orphan and larger patient populations involving related biological mechanisms. In our autoimmune portfolio, potential indications include antibody-mediated autoimmune disorders such as wAIHA, Cold Agglutinin Disease, or CAD, and lupus nephritis, (specifically in lupus nephritis patients with endogenous PACA). In our neurodegenerative portfolio, potential indications include complement-mediated neurodegeneration disorders in the eye and brain such as glaucoma, GA, HD, ALS, frontotemporal dementia and Alzheimer’s disease. We plan to efficiently prosecute these broad opportunities utilizing our disciplined, biomarker-driven development strategy.

•

Developing additional product candidates that are designed to inhibit activation of the classical complement cascade. We have secured broad intellectual property protection for our upstream complement platform and intend to leverage our intellectual property and know-how to protect and enhance our leading position in developing novel therapeutics that target the classical complement cascade. We are developing product candidates, such as ANX009, to modulate the classical pathway with the potential to become tailored therapeutics for a large range of indications using different molecular modalities, dosing regimens and tissue localization strategies. In addition, we are developing next generation product candidates, including ANX105, an investigational monoclonal antibody, and small molecule modulators of the classical pathway, for the treatment of chronic autoimmune and neurodegenerative diseases.

•

Maximizing the value of our product candidates. We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates. We intend to pursue independent development and commercialization in select indications and markets that we can address with a focused sales and marketing organization. We may opportunistically explore licensing agreements, collaborations or partnerships to develop our product candidates in larger market indications where we could accelerate development utilizing the resources of larger biopharmaceutical companies.

Overview of the Complement System and C1q Biology

The Complement System—three main complement pathways

The complement system is an integral component of the immune system that consists of many circulating and locally-produced molecules. This system evolved to enhance, or complement, other components of the adaptive and innate immune systems. The complement system, also known as the complement cascade, rapidly responds to pathogens, damaged cells and unwanted tissue components to facilitate their removal by the immune system.

There are three main complement pathways (also called cascades)—the classical, lectin and alternative pathways. Each pathway is initiated by different molecules that respond to distinct triggers. When activated, the initiating molecules set in motion a cascade of enzymatic reactions that greatly amplify, or complement, an inflammatory response. The classical pathway is initiated by C1q, which recognizes antibody complexes, specific pathogens, damaged cells or unwanted cellular components. The lectin pathway is triggered by carbohydrates on the surface of pathogens or cells. The alternative pathway amplifies the action of the other two pathways and also self-activates to eliminate pathogens or cells that are not specifically shielded by the body’s built-in self- protective systems. While these three pathways are initiated by distinct molecules, they converge downstream on common pathway components known as C3 and C5.

The three main pathways of the complement cascade are activated by independent molecules but converge at C3

Aberrant activation of the complement system can result in a range of diseases characterized by an attack on healthy tissue, such as red blood cells, nerve cells or kidney components. A broad range of diseases are known to be associated with pathological activation of the complement cascade, including antibody-mediated autoimmune disorders such as GBS, wAIHA, CAD and lupus nephritis, and complement-mediated neurodegeneration disorders in the eye and brain such as glaucoma, GA, HD, ALS, frontotemporal dementia and Alzheimer’s disease. We believe intervening in the activation of the complement cascade offers a potent and selective mechanism for specifically slowing or reversing these disease processes.

Specific activated components of the complement cascade have important immune functions that contribute to three key outcomes:

•	Immune cell recruitment and inflammation. Specific activated molecules from the cascade serve as soluble signals to make blood vessels leaky and attract immune cells into tissues.
•	Directed immune cell attack. Several complement components, including C1q, bind directly to the pathogen and serve as receptors that direct immune cell attack and pathogen engulfment.
•	Membrane damage. Downstream components of the cascade directly puncture the pathogen or cell surface, causing membrane damage and lysis.

Aberrant activation of the initiating molecule, C1q, can lead to three main outcomes

Inhibiting C1q upstream blocks downstream components and functional activities of the classical complement cascade

Broad potential for Classical Complement pathway targeted therapeutics in Autoimmune and Neurodegenerative Diseases

The classical complement cascade has a well-established role in augmenting antibody function within the immune system. C1q recognizes antibodies bound to pathogens or cells and activates the classical pathway to trigger their removal and clearance by the immune system. C1q can also directly recognize pathogens, damaged cells or unwanted cellular components leading to similar downstream clearance. A more recent finding made by the laboratory of Dr. Ben Barres, our scientific founder, is that C1q also directly interacts with neuronal connections, or synapses, during early development. Recognition of weaker synapses by C1q triggers the classical complement cascade and directs immune cells to “prune” the synapses away from neurons, thereby reinforcing stronger synapses to establish appropriate neuronal connections.

Because of its central role in immune function, aberrant activation of C1q can lead to damage of healthy tissue and destruction of functioning synapses. We are focused on two distinct disease processes involving C1q as a key mediator of tissue damage: antibody-mediated autoimmune disease and complement-mediated neurodegeneration.

In antibody-mediated autoimmune disease, self-reactive antibodies bind to cells or tissues, activating C1q and leading to damaging inflammatory responses. We have observed that inhibition of C1q was protective in several animal models of antibody-mediated autoimmune disease, including neuromyelitis optica, or NMO, and two variants of GBS. In NMO, auto-antibodies recognize cells within the central nervous system, or CNS, and can lead to rapid localized destruction of the optic nerve and regions of the spinal cord, while in GBS pathogenic antibodies react with components of the peripheral nerve system, or PNS, to cause widespread peripheral nerve damage and paralysis. This disease process is also evident in antibody-mediated autoimmune disease involving blood components, such as wAIHA and CAD, characterized by auto-reactive antibodies that trigger destruction of red blood cells, and systemic lupus erythematosus, or SLE, where endogenous pathogenic antibodies against C1q itself drive aberrant C1q activation and are highly associated with kidney damage, or lupus nephritis.

In complement-mediated neurodegeneration, aberrant activation of C1q at synapses in aging and disease can lead to excessive synapse loss and neuronal damage, driving disease progression in multiple neurodegenerative disorders regardless of the initiating factor. In animal models, C1q accumulated on synapses with age, building up to 300-fold higher levels than in younger animals. It did not activate with normal aging, but other inflammatory stimuli, including misfolded proteins, metabolic dysfunction or increases in intraocular pressure, appeared to aberrantly reactivate C1q’s developmental role in synapse elimination. Complement activation and aberrant synapse pruning in disease may lead to neuroinflammation, loss of synaptic neuronal connections and neurodegeneration. In support of this hypothesis, we and other investigators have observed that C1q inhibition was protective in numerous models of neurodegenerative disease, including diseases of the eye, such as glaucoma and age-related macular degeneration, chronic diseases of the CNS, such as frontotemporal dementia, Alzheimer’s, HD and Spinal Muscular Atrophy, or SMA, and acute injury, such as traumatic brain injury and stroke.

Synaptic loss is a pathogenic driver of disability in many neurodegenerative diseases, protected with C1q inhibition

Our differentiated approach to treating complement-mediated autoimmune and neurodegenerative disease through inhibition of C1q

We believe that in order to selectively inhibit aberrant activation of the classical complement pathway implicated in driving certain complement-mediated autoimmune and neurodegenerative diseases, it is important to target the early components of the classical cascade, particularly C1q, C4 and C3. Activated fragments of C4 and C3 induce vascular leakiness and immune cell recruitment into the tissue, while other fragments of C4 and C3, as well as C1q, work together to direct immune cell attack to the cell or synapse surface. Furthermore, C1q inhibition blocks downstream classical pathway activation of C5 and its membrane damaging effects. We believe that inhibition of C1q does not block the activity of these components in the lectin or alternative complement pathways, and both of these pathways will continue to perform their normal immune functions.

Our Platform

Our novel upstream complement platform is designed to completely inhibit classical complement activity for the treatment of antibody-mediated autoimmune disease and complement-mediated neurodegeneration. We believe there are potential advantages to our approach of upstream inhibition of the classical complement cascade, which include:

•

Full inhibition of the classical cascade while preserving healthy immune function of the other complement pathways. Inhibition of C1q fully inhibits the classical cascade, including components downstream of C1q such as C4, C3, C5 and the downstream membrane attack complex. As a result, we believe our approach is designed to block all classical complement activity that can contribute to disease pathology, including immune cell recruitment, directed immune cell attack and membrane damage. By targeting upstream tissue-damaging components of the classical complement pathway, our approach leaves the lectin and alternative pathways to perform their normal immune function, which may aide both clinical improvement and safety. Our approach is also distinct from inhibiting C3 or C5. Inhibition of C5 will not affect the upstream components of the classical pathway involved in pathology (C1q, C4 and C3), while inhibition of C3 will block downstream components in all three complement pathways.

•

Broad applicability across many indications. We believe our approach has broad utility for the treatment of diseases in which full inhibition of the entire classical complement cascade may be beneficial. We believe our approach is distinguishable from those that target only downstream complement components. Our initial indications represent our beachhead within antibody-mediated autoimmune and complement-mediated neurodegenerative diseases, and we will selectively pursue both orphan and larger patient population diseases with clear biological evidence of classical complement activation. We are also developing novel product candidates targeting C1q and early components of the classical complement cascade, and will utilize different modalities to target these components of the classical complement pathway.

•

Disciplined, biomarker-driven development strategy for our product candidates. We are deploying a disciplined, biomarker-driven development strategy designed to establish confidence that our product candidates are engaging the specific target at a well-tolerated therapeutic dose in the intended patient tissue. We design small, early-stage clinical trials to rigorously evaluate our product candidates using target engagement and pharmacodynamic biomarkers. We are utilizing sensitive, specific assays for C1q and activation of downstream classical complement components to evaluate target engagement in patient tissues that are most relevant for the diseases that we are treating, such as CSF for neurological diseases and aqueous humor for ocular diseases. In neurodegenerative diseases, we are measuring our product candidate’s impact on NfL, a sensitive marker of neurodegeneration, to provide proof-of- concept in small patient trials. We believe that this development strategy allows us to make rational decisions regarding our therapeutic pipeline, increasing the probability of technical success over shorter development timelines for product candidates we advance into later stage trials.

Our Pipeline

Our pipeline is focused on antibody-mediated autoimmune and complement-mediated neurodegenerative disorders for which there is significant unmet medical need. Our product candidates are summarized in the table below.

Our First Product Candidate, ANX005

ANX005 is an investigational humanized recombinant monoclonal antibody that is designed to potently bind and inhibit C1q. Our investigational new drug, or IND, application for ANX005 in GBS was authorized to proceed in February 2019. We have completed a Phase 1b clinical trial for ANX005 in patients with GBS in which ANX005 was well-tolerated and achieved full target engagement and C1q suppression in the PNS and CNS. Based on the results from our Phase 1b trial, we intend to advance ANX005 through clinical development in multiple autoimmune and neurodegenerative indications of high unmet need. ANX005 has been granted Orphan Drug and Fast Track designations from the FDA for the treatment of GBS.

ANX005 for the Treatment of GBS

Overview of Guillain-Barré Syndrome

GBS is a severe acute inflammatory disease typically triggered by a preceding infection, in which aberrant auto-antibodies that recognize neurons or associated cells cause neuronal injury and acute paralytic neuropathy. In 2011, the estimated annual incidence of GBS was approximately 12,000 in North America and Europe. In 2004, the annual economic cost of GBS in the United States was $1.7 billion, largely due to the permanent disability and mortality it can cause.

There are currently no FDA-approved therapies for the treatment of GBS. Treatment guidelines published by the American Academy of Neurology recommend early initiation of IVIg or plasma exchange in patients diagnosed with GBS. IVIg and plasma exchange are the established standards of care in the Western world and parts of Asia. Although IVIg and plasma exchange have been shown to provide some benefit, significant unmet need still exists, and many patients, despite receiving the standard of care, are left with residual neurological disability, accompanied by chronic pain and fatigue.

The clinical course of GBS usually involves rapidly progressive weakness in the limbs culminating in neuromuscular paralysis within two to four weeks of onset. According to 2011 estimates, 20 to 30 percent of patients require mechanical ventilation, over 20 percent have permanent motor or sensory disability and 2 to 17 percent of cases result in death globally. Many patients with GBS require extensive monitoring and supportive care and will seek treatment in a hospital within a few days of onset of the disease. Because approximately a quarter of patients need artificial ventilation due to respiratory muscle weakness, and many develop autonomic disturbances, admission in an intensive care unit is frequently necessary. Symptoms peak within four weeks as the auto-antibody response declines, followed by a recovery period that can last months or years, as the nervous system repairs itself.

C1q is a key driver of pathogenesis in GBS

GBS is an acute, autoimmune disease driven by antibodies that lead to activation of the classical complement cascade. Pathological nerve-targeting auto-antibodies, which may be triggered by an infection, lead to the activation of C1q and the classical complement cascade. Studies have shown that pathogenic auto- antibodies are present in the serum and CSF and that activated components of the complement cascade are deposited on peripheral nerve tissue from GBS patients. Peripheral nerve roots are immersed in CSF as they emerge from the spinal cord and are prominent sites of damage in GBS. The figure below illustrates the activation of the classical complement pathway within peripheral nerves in a GBS patient. The left image shows a low magnification view of a peripheral nerve from a GBS patient with numerous individual nerve fibers coated with membrane-damaging complement activation products (C5b-9; dark staining). The middle image shows a high magnification view of an individual nerve fiber with deposition of C3d (dark staining), a complement activation product that directs immune cell attack. The right image shows a high power image of an individual nerve fiber being probed by an infiltrating immune cell (macrophage).

We believe that by blocking the activity of C1q early in the onset of the disease, we can minimize the neuronal damage caused by these pathogenic auto-antibodies, in turn reducing the patients’ symptoms and accelerating their neurological recovery.

Neurofilament light chain (NfL), a marker of neurodegeneration, is highly elevated in GBS

NfL, an intracellular neuron-specific protein, has emerged as a well-accepted biomarker of nerve damage in disorders characterized by damaged or degenerating nerves. NfL is a subunit of neurofilaments, which are cylindrical proteins exclusively located in the cytoplasm of nerve cells and are released into the CSF and blood when nerves are damaged (illustration below). Recent ultrasensitive techniques (e.g., single-molecule array technology) have made it possible to accurately and quantitatively detect longitudinal changes of NfL in both blood and CSF, with very low analytical variation. These assay properties, in addition to neuron-specificity, position NfL as an important decision- enabling tool in proof-of-concept studies of neuroprotective agents across a wide variety of diseases.

Neurofilament Light Chain (NfL) is released from damaged nerve cells

Elevated NfL levels correlate with current patient disability and predict patient outcomes in autoimmune neurological diseases such as GBS, multiple sclerosis, or MS, chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy as well as in chronic neurodegenerative diseases such as Huntington’s disease, amyotrophic lateral sclerosis, spinal muscular atrophy, or SMA, frontotemporal dementia, and Alzheimer’s disease. Moreover, effective treatments for MS (e.g., ocrelizumab, natalizumab and fingolimod) and SMA (e.g., nusinersen) that prevent neurological disability in patients have been shown to significantly reduce NfL levels in these same patients. In patients with GBS, NfL is very highly elevated (in some instances, greater than 100 fold above normal). Retrospective and prospective studies in GBS patients have shown that NfL levels in CSF and serum may correlate with disease course, severity and prognosis in GBS.

Preclinical Development in GBS

As illustrated below, in a mouse model of severe GBS, ANX005 treatment blocked complement deposition on nerve terminals (left panel) and protected respiratory and motor function (right panel) when compared to an irrelevant immunoglobulin G, or IgG, isotype control antibody. A p-value is a measure of the statistical significance of the observed result. By convention, a p-value lower than 0.05 is considered statistically significant.

Respiratory and motor function

Phase 1a Trial in Healthy Volunteers

ANX005 was initially evaluated in a Phase 1a dose-escalation single-dose trial designed to assess safety, pharmacokinetics and pharmacodynamics. This trial was conducted in 27 healthy volunteers in Australia. The dosing levels of ANX005 delivered in this trial ranged from 1 mg/kg to 8.2 mg/kg. We terminated the trial in healthy volunteers and transitioned our clinical development to evaluate ANX005 directly in patients with GBS based on guidance from the FDA in order to expediently advance this program in the United States.

Phase 1b Trial in GBS Patients

We have closely coordinated our clinical efforts with leading researchers of the International GBS Outcome Study, or IGOS, in pursuing a novel therapy for GBS. With the goal of aiding the development of effective treatments for GBS, practitioners established IGOS in May 2012, and have collected natural history data from over 1,750 newly-diagnosed GBS patients worldwide. IGOS is a prospective, observational, multicenter cohort study that aims to identify the clinical and biological determinants and predictors of disease onset as well as the subtype, course and outcome of GBS. IGOS was established to help develop a better understanding of the mechanism of disease progression and recovery and to conduct selective therapeutic trials to improve patient outcomes. This natural history database is an invaluable resource to clinical development, facilitating the design of clinical trials, optimal selection of endpoints, and patient follow-up for one to three years. We initiated our GBS clinical development in Bangladesh, a country where the incidence of GBS is several times higher than in North America and Europe and where 17% of patients die from the disease and 20% suffer permanent disability and are unable to walk. Additionally, our site in Bangladesh is well situated to conduct clinical research in GBS in a manner compliant with good clinical practice, or GCP, requirements. As of March 2017, Bangladesh had enrolled more patients in IGOS than any other country, representing approximately 15% of all enrolled patients worldwide.

We conducted a Phase 1b placebo-controlled, dose escalation trial (n=31) of ANX005 in GBS patients at a tertiary care hospital in Bangladesh, in compliance with GCP as described above. The trial objectives included safety and tolerability, dosing levels and target engagement, and included a follow up of eight weeks. The dosing levels of ANX005 delivered in this trial ranged from 3 mg/kg to 75 mg/kg. ANX005 was well tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred. The most common adverse events were acute infusion-related reactions, or IRRs, which occurred in the majority of patients and presented as low grade, non-serious, transient skin rash. These acute IRRs were mitigated by standard anti-inflammatory pre-medications.

Results from the Phase 1b trial showed increasing serum levels of ANX005 and its duration in the circulation at increasing dose levels, and that the drug was present in the serum for up to three weeks at a dose of 75 mg/kg (left panel). When ANX005 was present in the circulation C1q function was fully inhibited, and rapidly returned to normal levels as ANX005 serum levels declined (right panel showing data from a patient receiving 75 mg/kg).

Much of the proximal weakness in GBS patients is due to involvement of peripheral nerve roots that are immersed in CSF as they exit the spinal cord. Hence, we believe product candidate levels and target inhibition in CSF may be an important contributor to efficacy. We observed that ANX005 entered the CSF of GBS patients treated with doses of 18-75 mg/kg of ANX005, resulting in full engagement of C1q inhibition in the CSF (as shown below).

Inhibition of C1q Observed in CSF at 18-75 mg/kg

In the Phase 1b trial in GBS patients, ANX005 treatment at doses that engaged C1q in both serum and CSF (i.e., 18-75 mg/kg dose) resulted in a statistically significant early decline in serum NfL levels compared to placebo (2-4 week post treatment p-value <0.05, left panel below). In this Phase 1b trial, we also explored the administration of ANX005 on multiple validated clinical disability measures including GBS-Disability Score, or GBS-DS, Medical Research Council Muscle Strength Scale, or MRC, and Inflammatory Rasch-built Overall Disability Scale, or I-RODS, over an eight-week period. We observed that early decline in NfL correlated with improvement in the GBS-DS at the end of the study (2-8 week post treatment p-value <0.05; right panel below). We believe these results suggest that ANX005 had a rapid impact on the disease process by ameliorating antibody-induced nerve damage, likely within the first two weeks of dosing.

High Dose ANX005 (18-75 mg/kg) Led to Significant Early NfL Reduction (Weeks 2 - 4)	Change in NfL Weeks 2 - 4 vs. Overall Change in GBS-DS (Weeks 2 - 8)

Delta NfL wk 2-4

* r is a statistical measure for the correlation of two variables that ranges from -1 to 1. The closer r is to 1 or -1, the more closely the variables are related. A correlation of 0.431 is considered moderate correlation.

Though the trial was not powered for statistical significance, treatment with ANX005 resulted in consistent, positive numerical trends, including an improvement in MRC score and the number of days of ventilation. We observed a dose-dependent trend for improvement in MRC within the first week of treatment (as shown below).

Mean Change in MRC Score

Week 1 from Baseline

Dose ANX005 (mg/kg)

Early improvement in MRC is known to have strong prognostic implications on long-term functional recovery (modified Erasmus GBS Outcome Score). In line with this published data, we found that early improvement in MRC correlated with patients’ disability scores at the end of the Phase 1b trial (GBS-DS at week eight). This result is important because GBS-DS is typically used as the primary endpoint in GBS registrational studies. In addition, using a responder analysis, 28% of patients treated with high dose ANX005 (18-75 mg/kg) improved by at least three points on GBS-DS by week 8 compared to 0% of placebo-treated patients (as shown below). Patients treated with ANX005 showed a trend of improvement on GBS-DS when using a mean analysis. Both results are promising but not statistically significant.

Based on the results of the Phase 1b trial, we selected the 75 mg/kg dose of ANX005 for ongoing development in GBS. Following the completion of the Phase 1b treatment cohorts (through 75 mg/kg), two unblinded exploratory cohorts were enrolled to establish higher dose and multiple dose safety and PK/PD to inform subsequent chronic dosing trials. These two exploratory cohorts were a single dose of 100 mg/kg, and two doses of 75 mg/kg separated by one week (150 mg/kg total). At these higher dose levels, ANX005 was well- tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred; moreover, we did not reach a maximum tolerated dose. Similarly, we observed full inhibition of C1q in serum and CSF, a reduction in NfL and trends of improvement in clinical measures when compared to placebo; however, there was no additional impact on these clinical measures beyond that seen at 75 mg/kg.

The results of the Phase 1b dose ranging trial in GBS showed that ANX005 was well-tolerated, fully inhibited C1q in the blood and CSF at target doses, and demonstrated an early reduction in NfL levels. Drug treatment was associated with a trend for early improvement in MRC, and early changes in MRC significantly correlated with improved clinical measures in GBS patients. An additional key learning from the study is the importance of using baseline MRC for patient stratification at the time of hospitalization and study entry. Accounting for baseline MRC strengthened the impact of ANX005 treatment in the biomarker and clinical measures, demonstrating that MRC will be an important stratification tool in future GBS trials.

Ongoing Development of ANX005 for GBS

We completed a DDI trial which demonstrated that concomitant use of ANX005 and IVIg in GBS patients was well-tolerated and achieved full target engagement. A randomized, placebo-controlled Phase 2/3 trial designed to evaluate the efficacy of ANX005 in improving disability in GBS patients is ongoing, and we anticipate reporting data from this trial in 2023.

ANX005 for the Treatment of Autoimmune Hemolytic Anemias

Overview of Autoimmune Hemolytic Anemias

Autoimmune hemolytic anemias, or AIHA, are characterized by the presence of auto-antibodies that bind red blood cells and activate the classical complement pathway. The temperature at which these auto-antibodies bind to red blood cells determines whether the hemolytic anemia is labelled “cold” or “warm.” In both cases, the antibodies trigger classical complement activation, which tags red blood cells with complement components (e.g., C3d, C4d) for removal in the spleen or liver (via extra-vascular hemolysis) or, less commonly, leads to their direct lysis within blood vessels by the C5b-9 membrane attack complex (intravascular hemolysis). The “cold” forms of AIHA are known to be complement-mediated disorders, whereas complement is hypothesized to play a dominant role in a subset of patients with the “warm” form of AIHA. It is estimated that less than 5,000 people have the cold form while approximately 30,000 people have the warm form of AIHA in the United States. There are no approved treatments for AIHA in the United States; however, blood transfusions, steroids, rituximab, chemotherapies and splenectomies are currently used to treat patients with AIHA. It is estimated that up to 30% of patients require second-line treatment when treated with the standard of care treatment and approximately 11% of cases after symptom onset result in death.

Ongoing Development of ANX005 in Autoimmune Hemolytic Anemias

We have found that ANX005 inhibited complement deposition on human red blood cells (left panel) and prevented direct red blood cell lysis (right panel) induced by sera from CAD patients as ex vivo models of extravascular and intravascular lysis, respectively.

We have observed in both preclinical studies and in our Phase 1b trial in patients with GBS that treatment with ANX005 resulted in near complete inhibition of C1q, as measured in serum by the same ex vivo hemolysis assay used for hemolytic anemia conditions. Thus, we believe that ANX005 may be able to achieve near complete suppression of complement-mediated hemolysis in patients with wAIHA.

We are conducting a non-interventional screening study in wAIHA patients to utilize complement activation markers in an effort to identify and select patients who may be more likely to respond to our anti-C1q therapy in a planned Phase 2 trial. An open label Phase 2 trial in wAIHA patients will evaluate safety, tolerability, PK, pharmacodynamic impact and efficacy, as measured by biomarkers of hemolysis and changes in hemoglobin. We anticipate reporting data from this trial in 2022. We may also evaluate ANX005 in patients with CAD.

ANX005 for the Treatment of Huntington’s Disease

Overview of Huntington’s Disease

HD is an orphan hereditary neurodegenerative disease that is fatal and for which there are no approved treatments that can reverse or slow its course of progression. HD symptoms typically begin to manifest between the ages of 30 to 50 and progress as a devastating neurodegenerative disorder characterized by abnormal involuntary movements, known as chorea, spreading to all muscles, progressive dementia and psychiatric manifestations such as depression and psychosis. Ultimately, affected individuals succumb to cardio-respiratory complications. Life expectancy after symptom onset is approximately 10 to 20 years. Some of the symptoms of HD such as chorea and depression can be managed with medications.

Approximately 25,000 to 35,000 people in the United States have HD. Estimates project that approximately 75,000 people in the United States and other major market countries will have HD by 2025. Because HD is a genetic disease in which an individual with a single copy of the dysfunctional gene will develop the disease, every child of a parent with HD has a 50 percent chance of inheriting the faulty gene and developing the disease. There are an estimated 200,000 individuals in the United States who have a 50 percent risk of developing HD because of their family relationship to HD patients. It is estimated that only five to seven percent of these at-risk individuals have voluntarily undergone genetic testing due to the devastating nature of the disease and the lack of any effective treatments. The development of a disease-modifying therapy could encourage at-risk patients to seek out testing and thereby both provide hope to gene carriers and expand the number of patients who may benefit from treatment.

C1q is a key driver of pathogenesis in HD

HD is caused by a genetic mutation, specifically, by expansion of the number of cytosine-adenine-guanine, or CAG, nucleotide sequences within the DNA of the huntingtin gene, which leads to production of a mutant huntingtin protein that is thought to be neurotoxic and promote the degeneration of neurons. Above a threshold of 35 CAG repeats, the age of disease onset is inversely correlated with the number of CAG repeats. The classical complement cascade is activated in HD patients and is associated with progressive synapse loss. We hypothesize that C1q plays an important role in the degenerative process by tagging weakened synapses and triggering a neuroinflammatory response that leads to aberrant synapse loss and progressive neuronal destruction. As shown below, we observed that increased complement activation in HD patients (as measured by the complement activation marker C4a in CSF) was associated with disease progression.

NfL is elevated in HD patients

Both CSF (shown below) and plasma levels were found to be elevated in HD patients compared to healthy controls, consistent with observations in other neurodegenerative diseases. Furthermore, plasma NfL is increased with advancing disease severity and increases at an earlier age with a greater number of the CAG repeats. NfL levels in both plasma and CSF correlate better than levels of the mutant huntingtin, or mHTT, protein itself, with clinical functional/cognitive measures such as total Unified Huntington’s Disease Rating Scale and with brain volume measures as determined by MRI. In addition, while CSF mHTT levels accurately differentiate controls and HD mutation carriers, only NfL in CSF and plasma is able to distinguish presymptomatic from symptomatic (manifest) HD patients, suggesting that NfL might be one of the earliest detectable abnormalities in the progression to manifest HD. Of note, NfL levels were shown to reflect future patient outcomes as well as current disability.

Increased Nfl in the CSF with Disease Progression

Progressive synapse loss in HD patients

As shown below, researchers observed in post-mortem tissue from HD patients that the number of synapses on neurons connecting specific regions of the brain (the cortex and striatum) were reduced compared to healthy controls, with patients more advanced in the disease process (Huntington’s disease stage 4) showing greater loss of synapses than earlier stage patients (Huntington’s disease stage 2). These results are consistent with our hypothesis that complement activation leads to synapse elimination and neuronal damage.

Progressive Synapse Loss in Huntington’s Disease Synapse number (% Control)

ANX005 protected against synapse loss and reduced NfL in a preclinical model of HD

In transgenic mouse models of HD, we assessed the potential of peripherally administered ANX005 to inhibit activation of the classical complement cascade and protect against synapse loss. As shown below, ANX005 treatment reduced the amount of activated complement factor C3d that was deposited on synapses in the striatum

(the same region of the brain as affected in HD patients; left panel), reduced CSF levels of NfL (middle panel), and reduced the loss of synapses (right panel). We believe these three lines of evidence support the hypothesis that ANX005 blocks complement-mediated neurodegeneration in HD and can lead to preservation of neuronal synapses.

Development of ANX005 in HD

We initiated our Phase 2 trial in HD patients in late 2020. This open-label trial will evaluate ANX005’s ability to inhibit C1q in the CSF and to reduce levels of serum and CSF NfL, a marker of neurodegeneration with prognostic significance. We anticipate reporting data from this trial in 2021.

ANX005 for the Treatment of ALS

Overview of ALS

ALS is a devastating neurodegenerative disease with no curative treatment that affects about 30,000 patients worldwide. There are rare familial forms of ALS (e.g., due to DNA mutations in the SOD1 and C9ORF72 genes), but the majority of ALS cases are considered sporadic. The disease is a motor neuron disease impacting both the central and peripheral nervous systems. ALS causes progressive weakness of limb, respiratory, swallowing and speaking muscles, and death typically occurs within two to five years after symptom onset. There is evidence that neurodegeneration begins peripherally, at the neuromuscular junction, or NMJ, and then proceeds proximally to involve the peripheral motor nerves, ventral nerve roots, spinal cord and brain motor cortex (“dying back” neurodegeneration). The NMJ is a specialized synapse between peripheral motor nerve and muscle fiber. As illustrated below, “dying back” of the peripheral nerve in ALS is associated with C1q / classical complement deposition on the NMJ.

C1q involvement in ALS

C1q and classical pathway activation is elevated in ALS patients. Specifically, C1q deposition has been noted in NMJs and C4d levels are increased in the CSF of ALS patients.

As shown below in a preclinical model of ALS, muscle levels of C1q (at NMJs) increased with age (left panel) and were observed to correlate with decline in muscle strength (right panel).

Our goal with our C1q inhibitor is to prevent loss of NMJs and hence prevent “dying back” neurodegeneration of motor nerves in patients with ALS. Of note, there is significant overlap in the peripheral nerve structures that are involved in both GBS and ALS; therefore, we believe our ANX005 pharmacokinetics and pharmacodynamics data in GBS patients can be extrapolated to ALS patients.

Likewise, in an experimental model of SMA, another peripheral nerve degenerative disease that is pathologically similar to ALS, we found that treatment with anti-C1q antibody (mouse precursor of ANX005) protected against synapse loss and improved motor function. The same peripheral nerve pathway is involved in GBS and ALS, as illustrated below.

The same peripheral nerve pathway is involved in GBS and ALS

NfL is elevated in ALS patients

ALS patients have substantial elevations of NfL in both CSF and serum compared with controls and pre- symptomatic mutation carriers. In ALS patients, serum levels of NfL increase in the year prior to onset of disease symptoms (see below). In addition, it has been observed that NfL levels in ALS patients correlate both with current disability and future patient outcomes.

Serum NfL Elevated in ALS Patients a Year Prior to Symptom Onset

Development of ANX005 in ALS

Our IND application for ANX005 in ALS was activated in May 2020. We intend to initiate a three-month, open-label Phase 2 trial in ALS patients in 2021 to evaluate ANX005’s ability to inhibit C1q in the CSF and to reduce NfL levels in serum and CSF in ALS patients. We anticipate reporting data from this trial in 2021. Based on the results of this trial, we will evaluate whether to initiate a potential registrational program for ALS.

If either of the HD or ALS Phase 2 trials are successful, we will consider proof-of-concept studies in other CNS neurodegenerative indications, such as Alzheimer’s disease, frontotemporal dementia and progressive multiple sclerosis.

Our Second Product Candidate, ANX007

ANX007 is an investigational monoclonal antibody antigen-binding fragment, or Fab, that is designed to potently bind to C1q and inhibit activation of the classical complement cascade. We activated an IND for ANX007 in 2018 and are developing ANX007 as an intravitreal injection for ophthalmic indications such as glaucoma and geographic atrophy. We have conducted a Phase 1b trial of ANX007 in patients with glaucoma, and based on these and preclinical study results, we believe ANX007 may have potential to treat patients with GA.

ANX007 for the Treatment of Ophthalmic Diseases, including Glaucoma and Geographic Atrophy

Overview of Glaucoma

Glaucoma is a major cause of blindness and results from progressive loss of neurons in the retina called Retinal Ganglion Cells, and optic nerve degeneration. A frequent risk factor for glaucoma is elevated intraocular pressure, or IOP, but there are patients with “normotensive” glaucoma who have normal IOP. Patients with glaucoma have progressive loss of peripheral vision, which can eventually result in functional blindness.

It is estimated that over three million people in the United States have glaucoma but only half of these people have been diagnosed. More than 120,000 people in the United States are blind due to glaucoma, accounting for 9 to 12% of all cases of blindness. The worldwide prevalence of glaucoma has been estimated to be over 60 million people. Glaucoma is a disease that is more frequently found in older adults with rates increasing several fold between ages 50 and 70. Similar to other neurodegenerative diseases, the overall prevalence of glaucoma is projected to increase as populations age worldwide.

Glaucoma is one of the largest segments of the global ophthalmic market and has a significant impact on the quality of life. Patients’ ability to perform daily activities becomes increasingly limited as the disease progresses. Individuals with glaucoma are more likely to experience falls, to be involved in motor vehicle collisions, to suffer depression and to require admission to a nursing home.

The goal of existing therapies for glaucoma is reduction of IOP. IOP-lowering treatments are typically administered in the form of eye drops, and patients may require surgery to facilitate drainage of fluid in the eye. However, approximately ten percent of people who receive appropriate treatment nevertheless continue to experience progressive vision loss. The optic nerve damage observed in glaucoma is believed to be irreversible, highlighting the need for neuroprotective therapies that can slow or stop the damage to optic nerves.

Role of C1q in Glaucoma

C1q, the initiating molecule of the classical complement cascade, has been implicated in the progression of neurodegenerative disease, including glaucoma. The lab of our scientific founder, Dr. Ben Barres, reported that C1q accumulated on retinal neurons and their synapses early in the disease process in a chronic mouse model of glaucoma, before the onset of other observable changes. C1q accumulation continued as synapses were lost, followed by loss of the optic nerve. Subsequent studies showed that genetic deletion of C1q protected against optic nerve damage in a chronic mouse model of glaucoma at 12 months of age (left panel, figure below).

Using pharmacological inhibition of C1q with ANX007, we observed these findings in a different mouse model of glaucoma involving acute elevation of IOP. In this model, animals received an intravitreal injection of the M1-Fab murine precursor of ANX007 at the time of IOP elevation, followed by a second dose one week later, and their retinas were examined at week 2. As shown in the right panel of the figure below, intravitreal administration of ANX007 protected against optic nerve damage.

C1q Inhibition was Protective in Both Acute and Chronic Models of Glaucoma

C1q Knockout (KO) Protected Optic Nerve Integrity at 12 Months of Age

% Intact optic nerve relative to non-glaucomatous animals
80
60
40
20
0
**
WT
n=62
C1q KO
n=56

Anti-C1q Protected Against Acute Optic Nerve Damage

Damaged axons in optic nerve
5000
4000
3000
2000
1000
0
*
Control
ANX007

* $p < 0.05$

** $p < 0.001$

Independent investigators observed elevated levels of C1q and other components of the classical complement cascade in the inner retinal synapse layer of 34 out of 34 human donor eyes from patients with glaucoma, as illustrated below. C1q was not found in donor eyes from individuals who did not have glaucoma.

Overview of Geographic Atrophy

GA is an advanced, vision-threatening form of age-related macular degeneration, or AMD, and is a chronic, progressive disease of the macula that results in loss of central vision. The disease typically affects one eye first, with a high likelihood of it occurring in the second eye over time.

There are two forms of AMD, “dry” AMD and “wet” AMD. Dry AMD is the most common form, representing approximately 85% to 90% of all AMD cases. Geographic atrophy represents the advanced form of dry AMD and is characterized by progressive atrophy of retinal pigment epithelial cells, overlying photoreceptors and underlying choriocapillaries. An early feature of the disease is the presence of drusen, which is comprised of extracellular yellow deposits at the back of the retina.

GA accounts for about ten percent of legal blindness related to AMD. Approximately one million individuals in the United States and five million individuals worldwide suffer from geographic atrophy. As with AMD, the prevalence of geographic atrophy increases with age. There are no approved therapies to prevent either the onset or progression of geographic atrophy.

Role of C1q and Complement in Geographic Atrophy

Genome-wide association studies have strongly implicated multiple components of the complement cascade in AMD and geographic atrophy. For example, specific alleles of the gene for C3 can increase the likelihood of developing AMD by 50 percent. Histopathological investigations have also observed the presence of complement components in geographic atrophy. These studies largely point to a role of excessive C3 activity in disease, but do not indicate how C3 is being activated (classical, lectin or alternative pathways). We have identified a potential dual role of C1q and the classical cascade as an important complement-activating system in geographic atrophy. First, we found that C1q strongly accumulated on photoreceptor cell synapses with normal age or disease, as shown below (left panels), implicating C1q’s role in excessive synapse pruning and complement-mediated neurodegeneration. Second, C1q and C1q ligands, such as C-reactive protein, also accumulated in the retina below photoreceptor cells in association with drusen (extracellular membrane and protein debris associated with geographic atrophy; right panel). These results suggest that the photoreceptor neurons and pigmented retinal epithelial cells – cell types that are both lost in GA – are sandwiched between deposits of C1q and that the classical complement cascade may have an ongoing and pathogenic role in GA by activating C3.

In support of this hypothesis, we found that either deletion or pharmacologic inhibition of C1q was protective in an animal model of photoreceptor neuron loss induced by photo-oxidation, as shown below. Further, components of the classical complement cascade have been associated with photoreceptor cells in human GA tissue (C4 and C3) and implicated in photoreceptor cell targeting with an in vitro assay. Finally, C1q is locally produced within the retina during disease by infiltrating immune cells, indicating that its pathogenic role may be amenable to local inhibition of C1q. As described above, we believe inhibition of C1q would block all key components of the classical cascade, including C1q, C4, and C3 involved in immune cell attack and synapse pruning, as well as C5 involved in direct membrane damage.

As shown below, C1q inhibition was protective of photoreceptor cells and retinal function in a model of GA.

Development of ANX007 for Ophthalmic Diseases

We have completed a Phase 1b trial of ANX007 in patients with glaucoma. Based on our Phase 1b clinical results in glaucoma, our preclinical data showing protection in three retinal neurodegeneration animal models (glaucoma, optic neuritis and GA), and our knowledge of C1q biology in this setting, we initiated a Phase 2 trial of ANX007 in GA. Our rationale to pursue ANX007 for GA includes:

•

The classical complement pathway is implicated in GA by human genetics, and C1q and C4 are associated with pathology in human GA tissue. C1q is produced locally in the eye by infiltrating immune cells and may be more amenable to local inhibition by intravitreal administration of ANX007.

•

The potential role of C1q in GA may be dual-purpose, resulting in both complement-mediated neurodegeneration and localized tissue damage unique to the eye. Local administration of ANX007 has been shown to be protective in animal photoreceptor neuron loss and achieved complete C1q inhibition in patients for 1-2 months.

•	There is a well-established clinical and regulatory path for development.

Phase 1b Trial in Glaucoma

We completed single ascending dose (n=9) and sham-controlled multiple dose (n=17) studies of intravitreal ANX007 in patients with glaucoma to evaluate safety, tolerability, pharmacokinetics and target engagement. These patients had aqueous humor taps so that ocular fluid could be analyzed for levels of ANX007 and free C1q immediately prior to first dose (day 1) and prior to second dose (day 29). The studies showed that ANX007 was well-tolerated at all doses (1 mg, 2.5 mg, 5 mg) and achieved complete suppression of C1q at 2.5 mg and 5 mg, as illustrated below. We believe these results suggest that ANX007 can be dosed monthly or potentially less frequently in future Phase 2 efficacy trials. We are exploring further development of ANX007 that could enable patients to be dosed as infrequently as every six months.

Ongoing Phase 2 Trial in Geographic Atrophy

A randomized, controlled Phase 2 trial in GA patients who are at a high risk of progression is ongoing, and we anticipate reporting data from this trial in 2023. Prior natural history data similar to that found in other recent large Phase 3 trials may provide a wealth of natural history data from nearly 2,000 patients on how to successfully enrich fast progressors of GA to enable an efficacy read-out within a one-year time period. The Phase 2 trial is designed to evaluate clinical effect on slowing of GA lesion growth, leveraging the natural history data and patient selection criteria of prior GA trials.

Our Third Product Candidate, ANX009

ANX009 is designed to potently bind to C1q and inhibit activation of the classical complement cascade. ANX009 is a Fab designed for subcutaneous delivery, and was well tolerated in preclinical toxicology studies. A Phase 1 FIH clinical trial is ongoing, and we anticipate reporting data from this trial in 2021.

ANX009 for Future Autoimmune Indications

We are developing ANX009 to potentially enable chronic dosing in antibody-mediated autoimmune diseases such as hemolytic anemias, wAIHA and CAD. In addition, we are evaluating ANX009 as a treatment option for a subset of lupus nephritis patients who are at a high risk of renal flare due to pathogenic anti-C1q antibodies in the circulation, and who we believe may respond to treatment with our anti-C1q approach. For this purpose, we have identified a plasma biomarker that identifies lupus nephritis patients with ongoing early classical complement cascade activation.

We have observed that daily subcutaneous administration of ANX009 fully inhibited C1q functional activity in the serum of non-human primates. Its activity occurred rapidly after the first dose and this activity rapidly reversed after dosing was stopped.

We believe that ANX009’s inhibitory activity and its on/off function may benefit patients with hematological autoimmune disorders. Importantly, the use of plasma biomarkers that define an active complement signature will allow us to take a precision medicine approach to identify patients appropriate for anti-C1q therapy.

Our Next Generation Product Candidates

We are developing additional next generation product candidates, including ANX105, an investigational monoclonal antibody, and small molecule modulators of the classical pathway. ANX105 has been designed to have enhanced dosing and PK properties facilitating use in chronic neurodegenerative diseases. Our small molecule program is targeting compounds suitable for oral dosing for the treatment of chronic autoimmune and neurodegenerative diseases. We intend to advance both ANX105 and our small molecule candidates through IND enabling studies in 2021.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, new therapeutic approaches and potential indications, and other inventions that are important to our business. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important for the development and implementation of our business. We also rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on confidentiality agreements to protect our interests. We generally require our employees, consultants, scientific advisors and contractors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent portfolio includes patents and patent applications that are licensed to us in whole or in part from a number of partners, including Stanford University and the University of California, and patents and patent applications that are owned by us. Our proprietary technology has been primarily developed by in-house research and development programs, and to a lesser extent through acquisitions, relationships with academic research centers and contract research organizations.

For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including by protecting inventions related to additional methods of use, processes of making, formulation and dosing regimens.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

As of February 15, 2021, our patent portfolio, including patents licensed from our partners, comprised 12 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

One patent family, which we exclusively license from Stanford University, includes nine granted U.S. patents covering various methods of treating neurodegeneration and related medical conditions by inhibiting the C1 complex or its components, such as by using an anti-C1q antibody. The U.S. patents in this family include claims covering uses of ANX005, ANX007, ANX009 and ANX105.  These U.S. patents will expire between 2026 and 2030, absent any disclaimers, extensions or adjustments of patent term. There are no pending applications or foreign patents in this family.

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include four granted U.S. patents, three pending U.S. patent applications, eight granted foreign patents and 30 pending foreign patent applications. The U.S. patents in these families cover ANX005, ANX007, ANX009 and ANX105.  These patents will expire between 2034 and 2037, absent any disclaimers, extensions or adjustments of patent term.

Another patent family that we own includes one granted U.S. patent, one pending U.S. patent application and 13 pending foreign patent applications.  The granted U.S. patent in this family includes claims directed to antibody fragments of anti-C1q antibodies, including ANX007 and ANX009. This patent will expire in 2037, absent any disclaimers, extensions or adjustments of patent term.

Another patent family that we own includes one U.S. patent application with claims covering certain small molecule modulators of the classical pathway.  Patents that may be issued from this family would expire in 2041, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes six patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes, directed to the treatment of certain medical conditions using anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. These families include five pending U.S. patent applications, one granted foreign patent, and two pending PCT applications. Patents that may be issued from these applications would expire between 2034 and 2040, absent any disclaimers, extensions or adjustments of patent term.

Exclusive (Equity) Agreement with The Board of Trustees of the Leland Stanford Junior University

In November 2011, we and The Board of Trustees of the Leland Stanford Junior University, or Stanford, entered into an exclusive licensing agreement, or the Stanford Agreement. Under the Stanford Agreement, Stanford granted to us an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. We are required to meet certain development and funding diligence milestones for the licensed products.

Under the Stanford Agreement, we are obligated to pay Stanford an upfront payment, license maintenance fees ranging from the single digit to tens of thousands of dollars per year, and milestone payments totaling up to $675,000. We also agreed to make royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products and a portion of certain sublicensing income we receive from sublicensees at a rate in the low double digit percentages, subject to a specified maximum total payment.

Additionally, in accordance with the terms of the Stanford Agreement, upon closing our first financing event that raised at least $2.0 million, we granted Stanford $150,000 in shares of our redeemable convertible preferred stock. We may also have to pay a fee to Stanford if we assign our rights under the Stanford Agreement to a third party.

We may terminate the Stanford Agreement in its entirety, or as to a particular Licensed Patent or licensed product, for convenience on thirty days’ prior written notice. Stanford may terminate the Stanford Agreement for our breach that remains uncured for forty-five days or if we provide any false report, are delinquent on any report or payment, fail to achieve a milestone or fail to diligently develop and commercialize a licensed product.

Patent Term and Term Extensions

The terms of individual patents are determined based primarily on the filing date of the earliest non-provisional patent application to which a claim of priority is made or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the filing date of the earliest non-provisional patent application to which a claim of priority is made. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive the extension, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidates. Where one patent covers multiple products or product candidates, it may only receive an extension for one of the covered products; any extension related to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from filing date of the earliest non-provisional patent application to which a claim of priority is made, such as a Patent Cooperation Treaty, or PCT, application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product by product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Trademarks and Know-How

In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patent and trademark protection, we rely upon know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees and through relationships with third parties. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors, commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Sales and Marketing

We hold worldwide commercialization rights, including through exclusive licenses, to our product candidates. Given our stage of development, we have not yet established a commercial organization or distribution capabilities. Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our programs.

Manufacturing

Our success as a company will depend on our ability to deliver reliable, high-quality preclinical and clinical drug supply. We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing. We contract with third parties for the manufacture of our product candidates. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulation that imposes various procedural and documentation requirements and that governs record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, and more. Our systems and our contractors are required to be in compliance with these regulations, and compliance is assessed regularly through monitoring of performance and a formal audit program.

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for our drug candidates with master services agreements in place that include specific supply timelines, volume and quality specifications. We intend to establish long-term supply agreements in the future. We believe our current manufacturers have the scale, the system, and the experience to supply our currently planned clinical trials.

We do not currently require commercial manufacturing capabilities. Should our needs change, we will need to scale up our manufacturing processes to enable commercial launch. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative larger scale suppliers for certain portions of our supply chain, as appropriate.

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including pharmaceutical, biopharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Guillain-Barré Syndrome

There are currently no approved therapies for GBS in the United States. IVIg and plasma exchange are the current standards of care in the Western world and parts of Asia. Hansa Biopharma AB is conducting an open label Phase 2 trial in GBS patients. Alexion plans to initiate a Phase 3 study of SOLIRIS in GBS in Japan in the first half of 2021.

Autoimmune Hemolytic Anemias

There are currently no approved therapies for wAIHA in the United States. Rigel is running a Phase 3 clinical trial of Tavalisse in wAIHA. Apellis is conducting a Phase 2 trial of APL-2 in cold agglutinin disease, or CAD. Sanofi’s sutimlimab is under regulatory review by the FDA for CAD. Other companies who have trials ongoing or planned in these rare anemias include Alexion in Phase 2 with SYNT001, Momenta in Phase 2/3 with Nipocalimab and Immunovant in Phase 2 with IMVT-1401.

Huntington’s Disease

There are no known cures for HD. Companies such as Ionis, Takeda, Wave Life Sciences, Voyager Therapeutics, uniQure and Hoffman La Roche are conducting clinical trials with products that are gene silencing in order to attempt to lower the level of the mutant huntingtin protein in patients to investigate whether this will translate to benefits for people with HD.

Amyotrophic Lateral Sclerosis

There are no known cures for ALS. The drug riluzole is currently approved for treatment and has shown modest affect in slowing the progression of the disease. Alexion has initiated a Phase 3 trial of Ultomiris, a long acting C5 inhibitor for ALS. We are aware that Zilucoplan, a C5a inhibitor from Ra Pharma, a subsidiary of UCB, will be included in the HEALY ALS platform trial. There are a significant number of companies conducting clinical trials in ALS patients including MediciNova, Astellas, Biogen, Mitsubishi Tanabe, Ono Pharmaceuticals and others.

Geographic Atrophy

No FDA-approved treatment is currently available for GA. We are aware of a number of companies developing products for the treatment of GA. Those products in clinical development targeting the complement cascade include: APL-2, a C3 inhibitor in Phase 3 trials being developed by Apellis; Zimura, a C5 inhibitor in Phase 3 clinical trials, is developed by IVERIC bio, previously Ophthotech Corporation, and NGM621, a C3 inhibitor in Phase 2 trials being developed by NGM Pharma. Complement directed therapies in clinical development for genetically selected patient populations include GT005, a Factor I replacement  therapy in Phase 2 development by Gyroscope and GEM103, a Factor H replacement therapy in Phase 2 being developed by Gemini Therapeutics Other products that do not target the complement cascade that are in Phase 2 or 3 clinical trials are being developed by Hoffman La Roche, Stealth BioTherapeutics, Allegro, Allergan PLC and Regenerative Patch Technologies.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biological product candidates such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

In the United States, our current product candidates are regulated as biological products, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLP;
•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an institutional review board, or IRB, or ethics committee, at each clinical site before the trial is commenced at such site;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all required clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA that the BLA to formally file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for specific indication(s) for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically goes into effect 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB or EC for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a Data Safety Monitoring Board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Regulatory authorities, the IRB/ethics committee or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objective(s). There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 trials may also be made a condition to approval of the BLA.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product candidate or from a number of alternative sources, including studies and trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to an annual program fee. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs for products designated as Orphan Drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facilities in which it is manufactured, processed, packed or held meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene a public Advisory Committee to provide additional expert insight on application review questions. The FDA is not bound by recommendations of an Advisory Committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites and/or the sponsor’s headquarters to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of clinical trial sites and manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the BLA is not ready for approval in its present form and ends the current review cycle, and will describe all of the deficiencies that the FDA has identified in the BLA. The FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. Additionally, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post- marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-marketing studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new biological products that meet certain criteria. Specifically, new biological products are eligible for

Fast Track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a Fast Track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A Fast Track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the product candidate, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a demonstrated effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a product or indication approved under accelerated approval if, for example, the sponsor fails to conduct any required post-marketing studies in a timely manner, or if  such studies fail to verify the predicted clinical benefit of the product.

In addition, a sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a product candidate as a Breakthrough Therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the biologic to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough Therapy designation also comes with all of the benefits of Fast Track designation.

Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant Orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan Drug designation must be requested before submitting a BLA. After the FDA grants Orphan Drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has Orphan Drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity or if the FDA finds that the holder of the Orphan Drug exclusivity has not shown that it can assure the availability of sufficient quantities of the Orphan Drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan Drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and development activities and a waiver of the BLA application user fee.

A designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan designation. In addition, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with Orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•	fines, Warning Letters, or untitled enforcement letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of so-called “off-label” uses. Failure to comply with these requirements can result in, among other things, adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being developed by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state fraud and abuse laws, including false claims, civil monetary penalties, consumer protection and health care provider payment transparency laws as well as similar foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Data Privacy and Security Laws

Pharmaceutical, biopharmaceutical and biotechnology companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted.

European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Economic Area, or EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the European Economic Area, or EEA, or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. No uniform policy exists for coverage and reimbursement for products exists among U.S. third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our product candidates to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. Furthermore, there can be no assurance that a product will be considered medically reasonable and necessary for a specific indication, that a product will be considered cost- effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability to sell a product profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; expanded eligibility criteria for Medicaid programs; created a new Patient- Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will impact the law.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, absent additional congressional action.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Human Capital Resources

As of December 31, 2020, we had 48 full-time employees, 37 of whom were primarily engaged in research and development activities. A total of 17 employees have an M.D., Ph.D. or Pharm.D. degree. Substantially all of our employees are located in South San Francisco, California.

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We continue to seek additions to our science and technical staff. Through our experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 3, 2011. Our principal executive offices are located at 180 Kimball Way, Suite 200, South San Francisco, California 94080, and our telephone number is (650) 822-5500. Our corporate website address is www.annexonbio.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments, exhibits and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at https://ir.annexonbio.com/financial-information/sec-filings, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was approximately $63.4 million and $37.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $166.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2020, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $351.2 million. We expect our existing capital resources will fund our planned operating expenses through 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, and any delays related to the COVID-19 pandemic;

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

We have no products approved for sale, and our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

These and other factors arising from the COVID-19 pandemic could worsen or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

In particular, the COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our clinical trials, and has resulted in increased competition among companies conducting clinical trials for more limited hospital space.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may continue to affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

IVIg, though not FDA-approved in the United States for GBS, is currently the standard of care for GBS. We completed a drug-drug interaction, or DDI, trial evaluating ANX005 co-administered with IVIg to assess safety and tolerability, and to measure the pharmacokinetics and pharmacodynamics of ANX005 when administered in combination with IVIg. Initial results from the DDI study showed the combined use of ANX005 and IVIg in GBS patients was well-tolerated and achieved full target engagement. The DDI trial was not designed or powered for statistical significance on efficacy measures. As a result, the DDI trial provides no evidence of the efficacy of ANX005, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

Even if we obtain Orphan Drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain Orphan Drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective or makes a major contribution to patient care. Orphan Drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review and rolling review of BLA submissions.

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

The FDA has granted Fast Track designation for ANX005 in GBS, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track designation have failed to obtain approval.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future for reasons including the relative impact of the COVID-19 pandemic on U.S. trial sites. For example, we conducted our Phase 1b clinical trial of ANX005 in Bangladesh. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed pursuant to good clinical practice, or GCP, requirements; and (iii) if necessary, the FDA is able to validate the data through an on-site inspection. Many foreign regulatory authorities have similar requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of this Annual Report on Form 10-K captioned “Business—Competition.”

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Even if we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

As of December 31, 2020, we had 48 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Whether merited or not, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such litigation can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. There can be no assurance with respect to the outcome of any current or future litigation brought by or against us, and the outcome of any such litigation  could have a material adverse impact on our business, operating results and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcome of such litigation can vary significantly, it is difficult to estimate potential losses that may occur. As a result of such litigation, we may be required to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs or royalty obligations. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our products unless the third party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use or sale. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

Additionally, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our product candidates, we have not conducted a comprehensive freedom-to-operate search or analysis for any of our product candidates, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. Additionally, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to commercialize our product candidates. Thus, we cannot guarantee that our activities related to their product candidates, or our commercialization, do not and will not infringe any third party’s intellectual property.

In addition, patent applications in the United States and many other jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents), and publications in the scientific literature often lag behind actual discoveries. Therefore, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have already filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention in the United States. The costs of patent litigation and other proceedings related to the protection of our global patent position could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our patent position with respect to such invention.

If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future technologies that we develop, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

The market for pharmaceuticals and biopharmaceuticals is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and any future products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with any future products. If we are unable to protect our intellectual property and proprietary rights, including due to the impact of the COVID-19 pandemic on our business operations, our competitive position and our business could be harmed, as third parties may be able to make, use or sell products that are substantially the same as any future products we may sell without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.

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

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will provide adequate protection for our products. The U.S. Patent and Trademark Office, or USPTO, patent offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny or significantly narrow claims made under our patent applications, and claims in our issued patents may be invalidated, may be designed around or may otherwise be unable to provide us with protection for our products. Further, the USPTO, trademark offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

We cannot be certain that the steps we have taken will prevent unauthorized use or unauthorized reverse engineering of our technology that is material to our business. Moreover, third parties may independently develop technologies that are competitive with ours and such competitive technologies may or may not infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of any legal actions we may take against these third parites in the respective country or forum, but these actions may not be successful. As with all granted intellectual property, such intellectual property may be challenged, invalidated or circumvented, may not provide protection and/or may not prove to be enforceable in actions against specific alleged infringers.

If we or any future collaborators we may have were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including obviousness or lack of novelty, enablement or written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, or that a defendant would not prevail on an assertion of invalidity based on prior art that we were aware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if claims in our patents survive assertions of invalidity and unenforceability, they may not be broad enough to prevent others from marketing products similar to ours or designing around our patents. For example, third parties may be able to make products that are similar to ours but that are not covered by the claims of our patents.  The claims of our issued patents or patent applications when issued may not cover our product candidates or any future products that we develop.

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many other jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, courts in other jurisdictions have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect the patents and patent applications of our licensors, our existing or future patents and patent applications and our ability to obtain additional patents in the future.

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

The USPTO and various patent agencies in other jurisdictions require compliance with a number of procedural, documentary, fee, annuity payment and other provisions to maintain patent applications and issued patents. Although an inadvertent lapse, including due to the effect of the COVID-19 pandemic on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

In addition, we have a number of patents and patent applications outside of the United States, and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. The laws of some international jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in obtaining, protecting and defending such rights in certain jurisdictions outside of the United States. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in international jurisdictions, our business, financial condition, results of operations and prospects could be materially and adversely affected. Earlier patent filings in certain international countries may also permit third parties to allege priority to certain technology in those countries.

Patent terms may be shortened or lengthened in certain jurisdictions by, for example, terminal disclaimers, patent term adjustments, supplemental protection certificates and patent term extensions. Patent term extensions and supplemental protection certificates, and the like, may be impacted by the regulatory process and may not significantly lengthen patent term. Non-payment or delay in payment of patent extension filing (including any patent term extension or adjustment filing) fees, whether intentional or unintentional, may also result in the loss of patent rights important to our business. Certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

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

If we are are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.

In addition to the protection afforded by patents, we rely on confidentiality agreements to protect confidential information and proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Furthermore, the laws of some other jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and in other jurisdictions. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. The failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We license patent rights from third-party owners. Such licenses may be subject to early termination if we fail to comply with our obligations in our licenses with third parties, which could result in the loss of rights or technology that are material to our business.

We are or may become a party to licenses that give us rights to third-party intellectual property that are necessary or useful for our business, and we may enter into additional licenses in the future. Under these license agreements, we are or may become obligated to pay the licensor fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. These fees may be significant, which could make it difficult for us to achieve or maintain profitability. In addition, under certain of such agreements, we are or may become required to diligently pursue the development of products using the licensed technology. If we fail to comply with these obligations including due to the impact of the COVID-19 pandemic on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, and fail to cure our breach within a specified period of time, the licensor may have the right to terminate the applicable license, in which event we could lose valuable rights and technology that are material to our business , harming our ability to develop, manufacture and/or commercialize our platform or product candidates. If the licensor retains control of prosecution of the patents and patent applications licensed to us, we may have limited or no control over the manner in which the licensor chooses to prosecute or maintain its patents and patent applications and have limited or no right to continue to prosecute any patents or patent applications that the licensor elects to abandon.

If the licensor retains control of prosecution of the patents and patent applications licensed to us, we may have limited or no control over the manner in which the licensor chooses to prosecute or maintain its patents and patent applications and have limited or no right to continue to prosecute any patents or patent applications that the licensor elects to abandon.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

We may wish to form collaborations in the future with respect to our product candidates, but may not be able to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as national governments, such that we or our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our patents, including in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition with potential partners, physicians or patients in our markets of interest. During trademark registration proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Furthermore,, third parties may file first for our trademarks in certain countries. If they succeeded in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our future products in those countries. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. In such cases, over the long term, if we are unable to establish and maintain name recognition based on our trademarks and trade names, then our commercial success abilities may be impacted.

Moreover, any name we propose to use with our product candidates in the United States or any other country must be approved by the FDA, EMA or any other relevant health authority regardless of whether we have registered it, or applied to register it, as a trademark. The FDA as well as EMA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA, EMA or any other relevant approval authority objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, EMA or any other relevant approval authority.

We may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications, and defending patents, related to our product candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with any future products we may sell, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

As of December 31, 2021 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, we had outstanding a total of 38,157,618 shares of common stock.

As of December 31, 2020, the holders of approximately 20,834,466 shares of our common stock, or approximately 54.6% of our total outstanding shares of common stock, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have two or three women and at least one director from an underrepresented community on our board of directors by the end of 2021 and two or three directors from an underrepresented community on our board of directors by the end of 2022, depending on the size of our board of directors at the time. While we currently have one woman and four directors from underrepresented communities on the board of directors, recruiting and retaining board members carries uncertainty, and failure to comply with these California requirements will result in financial penalties.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Generally, future changes in applicable U.S. and non-U.S. tax laws and regulations, or their interpretation and application, could have an adverse effect on our business, financial conditions and results of operations. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 12,300 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on July 1, 2017 and expires on June 30, 2024 with an option to extend for five years.

In December 2020, we entered into an agreement to lease approximately 65,818 square feet of office and laboratory space in Brisbane, California with an affiliate of our current landlord. The term of the Brisbane lease is expected to begin in November 2021 and end in October 2031, with an option to extend for an additional ten years. Concurrent with the execution of the Brisbane lease agreement, we entered into an agreement to terminate our existing lease for our current corporate headquarters in South San Francisco effective upon the commencement of the Brisbane lease. We believe that our existing facilities are sufficient for our near-term needs.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “ANNX” since July 24, 2020. Prior to that, there was no public market for our common stock.

Stockholders

As of March 15, 2021, there were 68 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Sales of Unregistered Securities

From January 1, 2020 through December 31, 2020, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the one-for-8.81 reverse stock split of our common stock that occurred on July 17, 2020:

1.

In June 2020, we issued and sold an aggregate of 71,719,859 shares of Series D redeemable convertible preferred stock (which converted into 8,140,724 shares of common stock) at $1.4222 per share for gross proceeds of approximately $102.0 million.

2.

Prior to filing our registration statement on Form S-8 in July 2020, we granted stock options and stock awards to employees, directors and consultants under our 2011 Equity Incentive Plan, covering an aggregate of 3,614,896 shares of common stock, at a weighted average exercise price of $7.1941 per share.

Prior to filing our registration statement on Form S-8 in July 2020, we issued an aggregate of 94,922 shares of common stock at a weighted-average purchase price of $1.5837 per share to employees, directors and consultants for aggregate proceeds to us of approximately $150,330 upon the exercise of stock options.

Use of Proceeds from Public Offering of Common Stock

On July 28, 2020, we completed our IPO and issued 14,750,000 shares of our common stock at an initial offering price of $17.00 per share. On August 4, 2020, we issued 2,139,403 shares of our common stock to the underwriters of the initial public offering pursuant to the exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds from the initial public offering of approximately $262.4 million, after deducting underwriting discounts and commissions of approximately $20.1 million and offering expenses of approximately $4.6 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC, BofA Securities, Inc. and Cowen and Company, LLC acted as book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on July 24, 2020. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-239647), which was declared effective on July 23, 2020.

There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not required for the Company as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

We have advanced ANX005 into a Phase 2/3 trial in patients with GBS and a Phase 2 trial in patients with Huntington’s disease. We plan to advance ANX005 into Phase 2 trials in patients with warm autoimmune hemolytic anemia and amyotrophic lateral sclerosis in 2021. A Phase 2 trial of ANX007 is ongoing in patients with GA, and. ANX009 is being evaluated in a first-in-human trial. Based on learnings from our initial trials, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation. Additionally, we are developing novel product candidates designed to inhibit C1q and other components of the early classical complement cascade with the goal of further broadening our portfolio. Finally, we are leveraging our disciplined development strategy in early clinical trials utilizing established biomarkers to enhance patient selection, measure target engagement and assess our product candidates’ potential to meaningfully impact the disease process and improve the probability of technical success over shorter development timelines.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In July 2020, we completed our IPO, pursuant to which we issued and sold 14,750,000 shares of our common stock at a public offering price of $17.00 per share and 2,139,403 shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million.

We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $63.4 million and $37.2 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $166.0 million and cash and cash equivalents and short-term investments of $351.2 million.

We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. As a result, we will need to raise additional capital. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to rapidly evolve, and its ultimate impact is highly uncertain and subject to change. We will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on the duration of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, particularly as they advance into later stages of development and as we conduct larger clinical trials, engage in other research and development activities and seek regulatory approvals for any product candidates that successfully complete clinical trials and as we incur expenses associated with hiring additional personnel and facility costs to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

General and Administrative

General and administrative expenses consist primarily of compensation and personnel-related expenses (including stock-based compensation) for our personnel in executive, finance and other administrative functions. General and administrative expenses also include professional fees paid for accounting, legal and tax services, allocated expenses for facilities, infrastructure costs and depreciation and other general and administrative costs.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if any of our product candidates receive marketing approval, commercialization activities. We will also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function and facility costs to support the growth of our business.

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

Other Income, Net

Other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Year Ended December 31, 2020 and 2019

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$49,271	$24,524	$24,747	101%
General and administrative	14,198	7,994	6,204	78%
Total operating expenses	63,469	32,518	30,951	95%
Loss from operations	(63,469)	(32,518)	(30,951)	95%
Loss on remeasurement of redeemable convertible preferred stock liability	—	(5,670)	5,670	*
Other income, net	57	1,009	(952)	(94%)
Net loss before taxes	(63,412)	(37,179)	(26,233)	71%
Provision for income taxes	—	4	(4)	*
Net loss	$(63,412)	$(37,183)	$(26,229)	71%

*	Not meaningful

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$18,712	$9,893	$8,819	89%
Professional services	3,947	2,164	1,783	82%
Contract manufacturing	12,588	5,151	7,437	144%
Laboratory supplies and materials	726	883	(157)	(18%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	11,876	5,415	6,461	119%
Facilities and depreciation	1,018	865	153	18%
Other	404	153	251	164%
Total research and development expenses	$49,271	$24,524	$24,747	101%

Research and development expenses increased by $24.7 million, or 101%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $8.8 million in direct clinical outside services related to our ongoing and planned clinical trials for ANX005, ANX007 and ANX009 as well as preclinical outside services to support pre-IND activities for our ANX105 and small molecule program. Contract manufacturing expense increased by $7.4 million related to the production of clinical trial materials to support our ongoing and planned clinical trials using ANX005 as well as pre-IND manufacturing activities to support ANX105. Compensation and personnel-related expenses increased by $6.5 million due to an increase in headcount and related employee costs. Direct professional services costs increased by $1.8 million related to external research and development during the year ended December 31, 2020.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Dollar Change	% Change
	(in thousands)
Professional services	$7,350	$3,967	3,383	85%
Compensation and personnel-related (including stock-based compensation)	5,715	3,422	2,293	67%
Facilities and depreciation	729	416	313	75%
Other	404	189	215	114%
Total general and administrative expenses	$14,198	$7,994	$6,204	78%

\

General and administrative expenses increased by $6.2 million, or 78%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $3.4 million in professional services for public company readiness efforts including accounting, legal and audit fees and directors and officers liability insurance required for a public corporation. Compensation and personnel-related expenses increased by $2.3 million due to an increase in headcount and related employee costs.

Loss on Remeasurement of Redeemable Convertible Preferred Stock Liability

For the year ended December 31, 2019, we recorded a loss on remeasurement of redeemable convertible preferred stock liability of $5.7 million related to the change in fair value of the liability. The liability was recognized in connection with the initial closing of our Series C redeemable convertible preferred stock financing in December 2018 and was settled upon completion of the second closing in August 2019.

Other Income, Net

Other income, net, decreased by $1.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of $0.6 million in interest income and a $0.2 million grant received in 2019.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through December 31, 2020, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO. As of December 31, 2020, we had available cash and cash equivalents and short-term investments of $351.2 million and an accumulated deficit of $166.0 million.

Cash Flows

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(53,087)	$(28,358)
Cash used in investing activities	(83,164)	(267)
Cash provided by financing activities	360,876	28,395
Net increase (decrease) in cash and cash equivalents	$224,625	$(230)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $53.1 million, which consisted of a net loss of $63.4 million, partially offset by $5.6 million in non-cash charges and a net change of $4.7 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.9 million and depreciation and amortization of $0.7 million.

Cash used in operating activities for the year ended December 31, 2019 was $28.4 million, which consisted primarily of a net loss of $37.2 million and a net change of $0.6 million in our net operating assets and liabilities, partially offset by $8.2 million in non-cash charges. The non-cash charges pertained to the loss on remeasurement of the redeemable convertible preferred stock liability of $5.7 million, stock-based compensation of $2.0 million and depreciation and amortization of $0.5 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $83.2 million, which consisted of $82.7 million of purchases of available-for-sale securities and $0.5 million of purchases of property and equipment.

Cash used in investing activities for the year ended December 31, 2019 was $0.3 million related to purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $360.9 million, which consisted of the net proceeds of $262.4 million from the IPO, net of underwriting discounts and expenses, the net proceeds received from sale and issuance of our Series D redeemable convertible preferred stock of approximately $96.8 million, and proceeds of $0.5 million from the Paycheck Protection Program loan which was repaid in full.

Cash provided by financing activities for the year ended December 31, 2019 was $28.4 million, which consisted of net proceeds received from the sale and issuance of our Series C redeemable convertible preferred stock of $30.0 million, partially offset by payments for deferred offering costs of $1.6 million.

Funding Requirements

We use our cash to fund operations, primarily to fund our clinical trials, research and development expenditures and related personnel costs. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to our product candidates, particularly as they advance into later stages of development and as we conduct larger clinical trials, engage in other research and development activities, seek regulatory approvals for any product candidates that successfully complete clinical trials and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, we expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities and to grow our business and as we expect to engage in commercialization activities, if any of our product candidates receive marketing approval. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, and conducting preclinical studies and clinical trials;

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

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued and Prepaid Research and Development Costs

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. In recording service fees as either prepaid or accrued costs, we estimate the period over which services will be performed and the level of effort to be expended in each period. These estimates of the expense are based on communications with and information provided by the third-party service providers at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the amounts recorded accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. We have not experienced any material differences between accrued or prepaid costs and actual costs incurred since inception.

We defer and capitalize non-refundable advance payments for goods or services that will be used or rendered for future research and development activities as prepaid expenses until the related goods are delivered or services are performed. We evaluate such payments for current or long-term classification based on when such services are expected to be received.

Stock-Based Compensation

We maintain a stock-based compensation plan as a long-term incentive for employees, non-employee directors and consultants. The plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock units and other forms of equity awards.

We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model.

This model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

Fair Value of Common Stock— Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. Our board of directors considered, among other things, valuations of our common stock which were prepared by an independent third- party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO in July 2020, the fair value of each share of underlying common stock will be based on the closing price of our common stock as reported on the date of grant on the Nasdaq Global Select Market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—Because we were privately held and do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

See Note 8—Equity Incentive Plan to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Income Taxes

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2—Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for the Company as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Annexon, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California

March 24, 2021

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$268,565	$43,931
Short-term investments	82,641	—
Prepaid expenses and other current assets	2,805	1,475
Total current assets	354,011	45,406
Property and equipment	1,935	2,138
Other long-term assets	—	2,354
Total assets	$355,946	$49,898
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,734	$2,371
Accrued liabilities	6,497	2,194
Deferred rent, current	391	366
Total current liabilities	10,622	4,931
Deferred rent	1,046	1,437
Total liabilities	11,668	6,368
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value; zero and 119,155,472 shares authorized as of December 31, 2020 and 2019, respectively; zero and 111,748,065 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of zero and $137,814 as of December 31, 2020 and 2019, respectively	—	143,984
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 and zero shares authorized as of December 31, 2020 and 2019, respectively; zero issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 38,157,618 and 433,749 shares issued and outstanding as of December 31, 2020 and 2019, respectively	38	4
Additional paid-in capital	510,309	2,202
Accumulated other comprehensive loss	(77)	(80)
Accumulated deficit	(165,992)	(102,580)
Total stockholders’ equity (deficit)	344,278	(100,454)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$355,946	$49,898

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$49,271	$24,524
General and administrative	14,198	7,994
Total operating expenses	63,469	32,518
Loss from operations	(63,469)	(32,518)
Loss on remeasurement of redeemable convertible preferred stock liability	—	(5,670)
Other income, net	57	1,009
Net loss before taxes	(63,412)	(37,179)
Provision for income taxes	—	4
Net loss	(63,412)	(37,183)
Accretion on redeemable convertible preferred stock	(705)	(1,095)
Deemed dividend – beneficial conversion feature on redeemable convertible preferred stock	(6,219)	—
Net loss attributable to common stockholders	$(70,336)	$(38,278)
Net loss per share attributable to common stockholders, basic and diluted	$(4.15)	$(88.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,962,398	433,493

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(63,412)	$(37,183)
Other comprehensive gain (loss):
Foreign currency translation adjustment	9	(14)
Unrealized loss on available for sale securities	(6)	—
Comprehensive loss	$(63,409)	$(37,197)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2018	89,525,848	$102,082	432,309	$4	$1,257	$(66)	$(65,397)	$(64,202)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $3 and the value of the redeemable convertible preferred stock liability of $10,810	22,222,217	40,807	—	—	—	—	—	—
Accretion on redeemable convertible preferred stock	—	1,095	—	—	(1,095)	—	—	(1,095)
Stock option exercises	—	—	1,440	—	3	—	—	3
Stock-based compensation	—	—	—	—	2,037	—	—	2,037
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(37,183)	(37,183)
Balances as of December 31, 2019	111,748,065	143,984	433,749	4	2,202	(80)	(102,580)	(100,454)
Accretion on redeemable convertible preferred stock	—	705	—	—	(705)	—	—	(705)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $5,200	71,719,859	96,807	—	—	—	—	—	—
Beneficial conversion feature on Series D redeemable convertible preferred stock	—	(6,297)	—	—	6,297	—	—	6,297
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(183,467,924)	(241,418)	20,824,938	21	241,397	—	—	241,418
Deemed dividend of beneficial conversion feature on conversion of redeemable convertible preferred stock	—	6,219	—	—	(6,219)	—	—	(6,219)
Issuance of common stock in connection with initial public offering, net of issuance costs of $24,700	—	—	16,889,403	13	262,427	—	—	262,440
Stock-based compensation	—	—	—	—	4,888	—	—	4,888
Stock option exercises	—	—	9,528	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Unrealized loss on available-for-sale securities						(6)		(6)
Net loss	—	—	—	—	—	—	(63,412)	(63,412)
Balances as of December 31, 2020	—	$—	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(63,412)	$(37,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	493
Accretion of discount on available-for sale securities	53	—
Stock-based compensation	4,888	2,037
Change in fair value of redeemable convertible preferred stock liability	—	5,670
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,330)	56
Other long-term assets	96	—
Accounts payable	1,513	931
Accrued liabilities	4,804	(20)
Deferred rent	(366)	(342)
Net cash used in operating activities	(53,087)	(28,358)
Investing activities:
Purchases of property and equipment	(464)	(267)
Purchase of available-for-sale securities	(82,700)	—
Net cash used in investing activities	(83,164)	(267)
Financing activities:
Proceeds from the exercise of common stock options	22	3
Proceeds from Paycheck Protection Program loan	500	—
Repayments of Paycheck Protection Program loan	(500)	—
Proceeds from issuance of redeemable convertible preferred stock (including $13,900 of proceeds from the related parties in 2020)	102,000	29,997
Payments of issuance costs related to redeemable convertible preferred stock	(5,193)	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	267,021	—
Payments of offering costs related to initial public offering	(2,974)	(1,605)
Net cash provided by financing activities	360,876	28,395
Net increase (decrease) in cash and cash equivalents	224,625	(230)
Effect of exchange rate changes on cash and cash equivalents	9	(14)
Cash and cash equivalents at beginning of period	43,931	44,175
Cash and cash equivalents at end of period	$268,565	$43,931
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$2
Non-cash investing and financing activities:
Reclassification of redeemable convertible preferred stock to common stock upon initial public offering	$241,418	$—
Reclassification of redeemable convertible preferred stock liability to redeemable convertible preferred stock	$—	$10,810
Accretion on redeemable convertible preferred stock	$705	$1,095
Deferred offering costs included in accounts payable and accrued liabilities	$—	$651
Purchase of property and equipment included in accounts payable	$—	$19
Beneficial conversion feature recognized upon issuance of redeemable convertible preferred stock	$6,297	$—
Deemed dividend arising from conversion of beneficial conversion feature	$6,219	$—

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Notes to Consolidated Financial Statements

1.	Organization

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

Initial Public Offering

On July 23, 2020, the Company’s registration statement on Form S-1 relating to its initial public offering, or the IPO, was declared effective by the Securities and Exchange Commission, or the SEC, and the shares of its common stock began trading on the Nasdaq Global Select Market on July 24, 2020. The IPO closed on July 28, 2020, pursuant to which the Company issued and sold 14,750,000 shares of its common stock at a public offering price of $17.00 per share. On August 4, 2020, the Company issued 2,139,403 shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. The Company received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 20,824,938 shares of common stock.

Reverse Stock Split

On July 17, 2020, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-8.81 basis, or the Reverse Stock Split. The number of authorized shares and the par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding redeemable convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements have been adjusted to reflect the effect of the Reverse Stock Split.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2020, had an accumulated deficit of $166.0 million and cash and cash equivalents and short-term investments of $351.2 million.

The Company has historically funded its operations through the issuance of shares of its redeemable convertible preferred stock and common stock. Based on projected activities, management projects that cash on hand is sufficient to support operations for at least the next 12 months following issuance of these consolidated financial statements. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

2.	Basis of Presentation and Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including but not limited to the fair value of common stock, redeemable convertible preferred stock, redeemable convertible preferred stock liability, stock options, income taxes, clinical trial accruals and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the operations of Annexon, Inc. and its wholly owned subsidiary and include the results of operations and cash flows of these entities. All intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds, are stated at fair value.

Short-Term Investments

Short-term investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase are classified as current based on their availability for use in current operations.

Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in other income, net, equal to the difference between the investment’s amortized cost and fair value at such date. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations in the period realized.

The useful lives of the property and equipment are as follows:

Laboratory equipment	5 years
Office and computer equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. There were no impairments of the Company’s long-lived assets for the periods presented.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, audit and filing fees relating to an initial public offering, are capitalized. As of December 31, 2019, $2.3 million of deferred offering costs were capitalized, which are included in other long-term assets in the accompanying consolidated balance sheets. In July 2020, upon the closing of the IPO, all deferred offering costs were offset against the Company’s IPO proceeds within additional paid-in capital.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts expected to be realized.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merit, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign exchange translation gain for the year ended December 31, 2020 was $9,000 and loss for the year ended December 31, 2019 was $14,000.

Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the functional currency are included in earnings as incurred.

Research and Development Expense

Research and development expenses consist primarily of direct and indirect costs incurred for the development of the Company’s product candidates.

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials; and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel- related expenses (including stock-based compensation), (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee directors and consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using the Black- Scholes option pricing model.

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

Accounting for Non-Recurring Grant Income

Non-recurring grant income is recognized when the research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statement of operations in the period they are earned and when the related research and development costs are incurred. Non-recurring grant income recognized in other income, net was $190,000 for the year ended December 31, 2019. No non-recurring grant income was recognized during 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents and short-term investments are held by high credit quality financial institutions in the United States. At times, such deposits may be in excess of the Federal Depository Insurance Corporation insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). This standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for all entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU No. 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company early adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. This standard is effective for the Company on January 1, 2022, early adoption is permitted. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (Topic 350). The standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements but does not expect this update to have a material impact on the Company's consolidated financial statements..

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$267,968	$—	$—	$267,968
Short-term investments:
Commercial paper	Level 2	59,930	—	—	59,930
Corporate bonds	Level 2	22,717	1	(7)	22,711
Total assets		$350,615	$1	$(7)	$350,609

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$43,621	$—	$—	$43,621
Total assets		$43,621	$—	$—	$43,621

All of the investments held as of December 31, 2020 had maturities of less than two years.

For the years ended December 31, 2020 and 2019, the Company recognized no material realized gains or losses on financial instruments.

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

The Company recorded a loss of $5.7 million in the consolidated statements of operations for the year ended December 31, 2019, for the change in the fair value of the liability. The Company had no gain or loss for the change in the fair value of the liability as of December 31, 2020.

The changes in the carrying value of the liability were as follows (in thousands):

Fair value as of December 31, 2018	$5,140
Change in fair value	5,670
Reclassification to redeemable convertible preferred stock upon settlement	(10,810)
Fair value as of December 31, 2019	$—

4.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$1,236	$16
Prepaid research and development costs	1,039	1,086
Other prepaid expenses	527	294
Other receivables	3	79
Total prepaid expenses and other current assets	$2,805	$1,475

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$3,061	$2,772
Laboratory equipment	555	456
Furniture and fixtures	263	187
Computer equipment and software	27	27
Total property and equipment, gross	$3,906	$3,442
Less: accumulated depreciation	(1,971)	(1,304)
Total property and equipment, net	$1,935	$2,138

Total depreciation expense recognized for the years ended December 31, 2020 and 2019 was $667,000 and $493,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development expenses	$3,260	$459
Accrued compensation	2,543	926
Accrued professional services	524	733
Other accrued expenses	170	76
Total accrued liabilities	$6,497	$2,194

5.	Promissory Note

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

In December 2020, the Company entered into an agreement to lease office and laboratory space in Brisbane, California, or the Brisbane Lease, with an affiliate of its current landlord. The term of the Brisbane Lease is expected to begin in November 2021 and end in October 2031, with an option by the Company to extend for an additional ten years. Concurrent with the execution of the Brisbane Lease, the Company entered into an agreement to terminate its existing lease in South San Francisco, California effective upon the commencement of the Brisbane Lease. The base rent will be abated for three months and the landlord will provide the Company with a tenant improvement allowance of up to $10.8 million. In connection with the Brisbane Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.0 million, which was delivered in January 2021.

Rent expense is recognized on a straight-line basis over the non-cancelable term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability on the accompanying consolidated balance sheet.

Total rent expense was $353,000 for each of the years ended December 31, 2020 and 2019.

Future minimum lease payments under noncancelable operating leases as of December 31, 2020 were as follows (in thousands):

2021	$618
2022	4,189
2023	4,756
2024	5,035
2025 and thereafter	38,332
Total	$52,930

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. In December 2020, the Company achieved one of the specified development milestones relating to the commencement of the ANX005 Phase 2/3 GBS study, pursuant to the Stanford Agreement. As such, the milestone payment of $0.1 million was expensed to research and development for the year ended December 31, 2020.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $651,000 in funding. If, within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $455,000 in funding to date, including $190,000 received during the year ended December 31, 2019, which was recorded as other income. No income was recognized for the year ended December 31, 2020.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2020, the Company did not have any material indemnification claims or guarantees that were probable or reasonably possible and consequently has not recorded related liabilities.

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

In June 2020, the Company completed its financing of Series D redeemable convertible preferred stock, which resulted in the Company issuing 71,719,859 shares of Series D redeemable convertible preferred stock, including 9,773,587 shares issued to related parties who were 10% or greater holders of the Company, at a price per share of $1.4222 for aggregate proceeds of $96.8 million, net of issuance costs of $5.2 million. The shares of Series D redeemable convertible preferred stock were convertible at any time, at the holders’ option, into shares of common stock.

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

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2020, no dividends had been declared by the Board of Directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2020	2019
Redeemable convertible preferred stock outstanding on an as-converted basis	—	12,684,214
Options issued and outstanding	3,909,873	2,007,222
Options available for future grant	2,707,947	454,110
Reserved for employee stock purchase plan	360,086	—
Total common stock reserved	6,977,906	15,145,546

8.	Equity Incentive Plan

In July 2020, the Company’s board of directors and stockholders adopted and approved the 2020 Incentive Award Plan, or the 2020 Plan, and the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The Company reserved 3,600,868 shares of common stock for future issuance under the 2020 Plan and 360,086 shares under the ESPP, respectively.

The Company may not grant any additional awards under the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder.

2020 Equity Incentive Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increase on the first day of January, commencing on January 1, 2021 and ending in 2030, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2020, there were 2,707,947 shares available for issuance under the 2020 Plan.

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2019	454,110	2,007,222	$4.91	8.26	$21,623
Additional shares authorized	4,166,016	—
Stock options granted	(1,914,819)	1,914,819	$16.88
Stock options exercised	—	(9,528)	$2.33
Stock options cancelled	2,640	(2,640)	$4.67
Balances as of December 31, 2020	2,707,947	3,909,873	$10.78	8.40	$56,128
Exercisable as of December 31, 2020		1,365,487	$4.96	6.92	$27,346

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $181,000 and $8,000, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2020 and 2019 was $12.33 and $5.72 per share, respectively.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2021, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2020, 360,086 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on December 15, 2020. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the year ended December 31, 2020.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$2,274	$713
General and administrative	2,614	1,324
Total stock-based compensation expense	$4,888	$2,037

As of December 31, 2020, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $25.8 million, which the Company expects to recognize over an estimated weighted-average period of 3.06 years.

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below.

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by the Company’s board of directors. The board of directors considered, among other things, valuations of the Company’s common stock which were prepared by an independent third- party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO in July 2020, the fair value of each share of underlying common stock will be based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

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

Expected Volatility—Because the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life science companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available and to align with the Company’s expected term.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2020	2019
Expected term (in years)	5.00-6.08	6.02-6.08
Expected volatility	85%-93%	72%-77%
Risk-free interest rate	0.33%-1.45%	1.48%-2.61%
Dividend yield	—	—

9.	Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$63,406	$36,973
Foreign	6	206
Loss before income taxes	$63,412	$37,179

For each of the years ended December 31, 2020 and 2019, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not that the benefit will not be realized.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Tax provision at U.S. statutory rate	$(13,316)	$(7,808)
State income taxes	—	4
Stock-based compensation	426	112
R&D tax credits	(1,031)	(782)
Change in valuation allowance	13,906	7,292
Redeemable convertible preferred stock liability	—	1,191
Other	15	(5)
Provision for income taxes	$—	$4

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$36,922	$24,917
Research and development credits	6,246	4,405
Other intangibles	5	6
Accruals and reserves	583	254
Stock-based compensation	995	393
Tenant improvement allowances	257	325
Total gross deferred tax assets	45,008	30,300
Less: valuation allowance	(44,745)	(29,961)
Total deferred tax assets, net	$263	$339

Deferred Tax Liabilities:
Fixed assets	$(263)	$(339)
Total gross deferred tax liabilities	(263)	(339)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had $146.7 million of federal and $66.7 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80 percent of taxable income. The Company had $103.6 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2020, the Company had $4.3 million of federal and $3.5 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $14.8 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively. The changes in the 2020 and 2019 valuation allowance were primarily due to the addition of the current year loss carryforwards and research and development credits.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$1,116	$783
Additions based on tax positions related to current year	460	333
Ending balance	$1,576	$1,116

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the year ended December 31, 2020. The Company files income tax returns in California, Massachusetts, Pennsylvania and in Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2020 remain effectively open for examination by the Internal Revenue Service and most state tax authorities.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

10.	Net Loss Per Share Attributable to Common Stockholders

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Redeemable convertible preferred stock on an as-converted basis	—	12,684,214
Stock options to purchase common stock	3,909,873	2,007,222
Shares subject to employee stock purchase plan	275	—
Total	3,910,148	14,691,436

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Inherent Limitation on the Effectiveness of Internal Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at ir.annexonbio.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Amended and Restated Investors’ Rights Agreement, dated June 30, 2020, by and among the Registrant and the investors listed therein.	S-1	333-239647	10.1	07/02/20

10.2†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.3	Lease, dated December 19, 2016, by and between the Registrant and Bayside Acquisition, LLC.	S-1	333-239647	10.3	07/02/20

10.4	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.5(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.5(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

10.6(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.6(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.6(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.7+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.8+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.9+	Employment Agreement by and between the Registrant and Sanjay Keswani, MBBS, BSc, FRCP.	S-1	333-239647	10.8	07/02/20

10.10+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.11+	Employment Agreement by and between the Registrant and Ted Yednock, Ph.D.	S-1	333-239647	10.10	07/02/20

10.12+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.13+	Non-Employee Director Compensation Program.	S-1/A	333-239647	10.12	07/20/20

10.14	Form of Indemnification and Advancement Agreement for directors and officers	S-1	333-239647	10.12	07/02/20

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Annexon, Inc.
Date: March 25, 2021	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2021	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Douglas Love and Jennifer Lew his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 25, 2021
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 25, 2021
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairman & Director	March 25, 2021
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 25, 2021
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 25, 2021
Jung E. Choi

/s/ Muneer A. Satter	Director	March 25, 2021
Muneer A. Satter

/s/ Ricky Sun, Ph.D.	Director	March 25, 2021
Ricky Sun, Ph.D.