Form 10-Q
period 2021-03-31
Annexon, Inc.
filed 2021-05-17
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2021 was 38,258,687.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
EXHIBIT INDEX		69
SIGNATURES		70

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,669	$268,565
Short-term investments	119,985	82,641
Prepaid expenses and other current assets	3,868	2,805
Total current assets	330,522	354,011
Restricted cash	1,166	—
Property and equipment, less accumulated depreciation of $2,509 and $1,971 as of March 31, 2021 and December 31, 2020, respectively	1,429	1,935
Total assets	$333,117	$355,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,518	$3,734
Accrued liabilities	5,779	6,497
Deferred rent, current	398	391
Total current liabilities	10,695	10,622
Deferred rent	946	1,046
Total liabilities	11,641	11,668
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock	38	38
Additional paid-in capital	513,539	510,309
Accumulated other comprehensive loss	(103)	(77)
Accumulated deficit	(191,998)	(165,992)
Total stockholders’ equity	321,476	344,278
Total liabilities and stockholders’ equity	$333,117	$355,946

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$20,696	$10,217
General and administrative	5,452	2,239
Total operating expenses	26,148	12,456
Loss from operations	(26,148)	(12,456)
Other income, net	142	115
Net loss	(26,006)	(12,341)
Accretion on redeemable convertible preferred stock	—	(279)
Net loss attributable to common stockholders	$(26,006)	$(12,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(29.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,163,062	433,749

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(26,006)	$(12,341)
Other comprehensive loss:
Foreign currency translation adjustment	(1)	(11)
Unrealized loss on available for sale securities	(25)	—
Comprehensive loss	$(26,032)	$(12,352)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	—	$—	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	—	—	2,962	—	—	2,962
Stock option exercises	—	—	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(26,006)	(26,006)
Balances as of March 31, 2021	—	$—	38,232,548	$38	$513,539	$(103)	$(191,998)	$321,476

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Deficit
Balances as of December 31, 2019	111,748,065	$143,984	433,749	$4	$2,202	$(80)	$(102,580)	$(100,454)
Accretion on redeemable convertible preferred stock	—	279	—	—	(279)	—	—	(279)
Stock-based compensation	—	—	—	—	663	—	—	663
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(12,341)	(12,341)
Balances as of March 31, 2020	111,748,065	$144,263	433,749	$4	$2,586	$(91)	$(114,921)	$(112,422)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(26,006)	$(12,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	131
Accretion of discount on available-for-sale securities	180	—
Stock-based compensation	2,962	663
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,063)	314
Accounts payable	784	797
Accrued liabilities	(718)	523
Deferred rent	(93)	(88)
Net cash used in operating activities	(23,416)	(10,001)
Investing activities:
Purchases of property and equipment	(32)	—
Purchases of available-for-sale securities	(42,549)	—
Proceeds from maturities of available-for-sale securities	5,000	—
Net cash used in investing activities	(37,581)	—
Financing activities:
Deferred offering cost payments	—	(571)
Proceeds from the exercise common stock options	268	—
Net cash provided by (used in) financing activities	268	(571)
Net decrease in cash, cash equivalents and restricted cash	(60,729)	(10,572)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(11)
Cash, cash equivalents and restricted cash
Beginning of period	268,565	43,931
End of period	$207,835	$33,348
Non-cash investing and financing activities:
Accretion on redeemable convertible preferred stock	$—	$279
Deferred offering costs included in accounts payable and accrued liabilities	$—	$723

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company targeting C1q and initiating molecules of the classical complement pathway to develop transformative therapies for autoimmune and neurodegenerative disorders of the body, brain, and eye. The Company is located in South San Francisco, California and was incorporated in Delaware in March 2011.

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

Reverse Stock Split

On July 17, 2020, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-8.81 basis, or the Reverse Stock Split. The number of authorized shares and the par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding redeemable convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2021, had an accumulated deficit of $192.0 million and cash and cash equivalents and short-term investments of $326.7 million.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including but not limited to stock options, income taxes and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the operations of Annexon, Inc. and its wholly-owned subsidiary and include the results of operations and cash flows of these entities. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds, are stated at fair value.

Restricted cash as of March 31, 2021 relates to a letter of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash	$610	$597
Cash equivalents	206,059	267,968
Cash and cash equivalents	206,669	268,565
Restricted cash	1,166	—
Cash, cash equivalents and restricted cash	$207,835	$268,565

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency translation losses for the three months ended March 31, 2021 and 2020 were $1,000 and $11,000, respectively.

Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the local currency are included in earnings as incurred.

Research and Development Expense

Research and development expenses consist primarily of direct and indirect costs incurred for the development of the Company’s product candidates.

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials; and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel-related expenses (including stock-based compensation); (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (Topic 350). The standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company adopted ASU No. 2018-15 on January 1, 2021 and the adoption did not have a material impact on its condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. This standard is effective for the Company on January 1, 2022, early adoption is permitted. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument —Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its condensed consolidated financial statements.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$206,059	$—	$—	$206,059
Short-term investments:
Commercial paper	Level 2	69,944	—	—	69,944
Corporate debt	Level 2	46,002	—	(30)	45,972
Government bond	Level 2	4,069	—	—	4,069
Total assets		$326,074	$—	$(30)	$326,044

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$267,968	$—	$—	$267,968
Short-term investments:
Commercial paper	Level 2	59,930	—	—	59,930
Corporate bonds	Level 2	22,717	1	(7)	22,711
Total assets		$350,615	$1	$(7)	$350,609

For the three months ended March 31, 2021 and 2020, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid research and development costs	$2,319	$1,039
Prepaid insurance	720	1,236
Prepaid rent	451	—
Other prepaid expenses	340	527
Other receivables	38	3
Total prepaid expenses and other current assets	$3,868	$2,805

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development expenses	$3,789	$3,260
Accrued compensation	1,184	2,543
Accrued professional services	298	524
Other accrued expenses	508	170
Total accrued liabilities	$5,779	$6,497

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in South San Francisco, California, or the South San Francisco Lease, under a 7-year noncancelable lease agreement that ends in June 2024 with a 5-year renewal option.

In December 2020, the Company entered into an agreement to lease office and laboratory space in Brisbane, California, or the Brisbane Lease, with an affiliate of its current landlord. The term of the Brisbane Lease is expected to begin in November 2021 and end in October 2031, with an option by the Company to extend for an additional ten years. Concurrent with the execution of the Brisbane Lease, the Company entered into an agreement to terminate its existing lease in South San Francisco, California effective upon the commencement of the Brisbane Lease. The base rent will be abated for three months and the landlord will provide the Company with a tenant improvement allowance of up to $10.8 million. In connection with the Brisbane Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.0 million, which was delivered in January 2021 and is included in restricted cash on the condensed consolidated balance sheet.

The total rent expense was $90,000 and $88,000 for each of the three months ended March 31, 2021 and 2020, respectively.

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three months ended March 31, 2021 and 2020, respectively.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $651,000 in funding. If, within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $590,000 in funding to date, including $135,000 received during the three months ended March 31, 2021, which was recorded as other income. No income was recognized for the three months ended March 31, 2020.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	March 31, 2021	December 31, 2020
Options issued and outstanding	5,373,215	3,909,873
Options available for future grant	2,695,979	2,707,947
Reserved for employee stock purchase plan	741,662	360,086
Total common stock reserved	8,810,856	6,977,906

7. Equity Incentive Plan

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

2020 Equity Incentive Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of January, commencing on January 1, 2021 and ending in 2030, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2021, there were 2,695,979 shares available for issuance under the 2020 Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,707,947	3,909,873	$10.78	8.40	$56,128
Additional shares authorized	1,526,304	—
Stock options granted	(1,612,600)	1,612,600	$29.81
Stock options exercised	—	(74,930)	$3.57
Stock options forfeited	74,328	(74,328)	$18.80
Balances as of March 31, 2021	2,695,979	5,373,215	$16.48	8.69	$64,399
Exercisable as of March 31, 2021		1,486,521	$6.14	7.01	$32,325

The total intrinsic value of options exercised during the three months ended March 31, 2021 was $1.1 million. There were no options exercised during the three months ended March 31, 2020. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2021, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of March 31, 2021, 741,662 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on December 15, 2020. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2021.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized for options granted was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,546	$325
General and administrative	1,416	338
Total stock-based compensation expense	$2,962	$663

As of March 31, 2021, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $57.3 million, which the Company expects to recognize over an estimated weighted-average period of 3.29 years.

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by the Company’s board of directors. The board of directors considered, among other things, valuations of the Company’s common stock which were prepared by an independent third- party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO in July 2020, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

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

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	4.33 - 6.02	5.00 - 6.08
Expected volatility	90%	85%
Risk-free interest rate	0.35%-1.02%	0.64% - 1.45%
Dividend yield	—	—

8. Income Taxes

For the three months ended March 31, 2021 and 2020, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

9. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options to purchase common stock	5,373,215	2,136,390
Shares subject to employee stock purchase plan	4,393	—
Redeemable convertible preferred stock on an as-converted basis	—	12,684,214
Total	5,377,608	14,820,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 25, 2021.

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

We have advanced ANX005 into a Phase 2/3 trial in patients with GBS and a Phase 2 trial in patients with Huntington’s disease. We plan to advance ANX005 into Phase 2 trials in patients with warm autoimmune hemolytic anemia and amyotrophic lateral sclerosis in 2021. A Phase 2 trial of ANX007 is ongoing in patients with Geographic Atrophy (GA), and ANX009 is being evaluated in a first-in-human trial. Based on learnings from our initial trials, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation. Additionally, we are developing novel product candidates designed to inhibit C1q and other components of the early classical complement cascade with the goal of further broadening our portfolio. Finally, we are deploying a rigorous, biomarker-driven development strategy designed to improve the probability of technical success over shorter development timelines.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $26.0 million and $12.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $192.0 million and cash and cash equivalents and short-term investments of $326.7 million.

Initial Public Offering

On July 28, 2020, we completed an IPO of our common stock. As part of the IPO, we issued and sold 14,750,000 shares of our common stock at a public offering price of $17.00 per share and 2,139,403 shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to rapidly evolve, and its ongoing impact is uncertain and subject to change. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. We will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on the duration of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

Other Income, Net

Other income, net, primarily consists of non-recurring income from research grants and interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$20,696	$10,217	$10,479	103%
General and administrative	5,452	2,239	3,213	144%
Total operating expenses	26,148	12,456	13,692	110%
Loss from operations	(26,148)	(12,456)	(13,692)	110%
Other income, net	142	115	27	23%
Net loss	$(26,006)	$(12,341)	$(13,665)	111%

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$7,909	$4,048	$3,861	95%
Consulting and professional services	1,732	608	1,124	*
Contract manufacturing	5,192	3,001	2,191	73%
Laboratory supplies and materials	283	56	227	*
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	4,919	2,239	2,680	120%
Facilities and depreciation	574	216	358	*
Other	87	49	38	78%
Total research and development expenses	$20,696	$10,217	$10,479	103%

*	Not meaningful

Research and development expenses increased by $10.5 million, or 103%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $3.9 million in direct clinical outside services related to our ongoing and planned clinical trials for ANX005, ANX007 and ANX009 as well as preclinical outside services to support pre-IND activities for our ANX105 and small molecule program. Contract manufacturing expense increased by $2.2 million related to the production of ANX005 as well as pre-IND manufacturing activities to support ANX105. Compensation and personnel-related expenses increased by $2.7 million due to an increase in headcount and related employee costs. Direct consulting and professional services costs increased by $1.1 million related to external research and development during the three months ended March 31, 2021.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$2,578	$937	$1,641	*
Consulting and professional services	2,348	1,071	1,277	119%
Facilities and depreciation	332	113	219	*
Other	194	118	76	64%
Total general and administrative expenses	$5,452	$2,239	$3,213	144%

*	Not meaningful

General and administrative expenses increased by $3.2 million, or 144%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $1.6 million in compensation and personnel-related expenses due to an increase in headcount and an increase of $1.3 million in consulting and professional services for accounting, legal and audit fees, and directors and officers liability insurance.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through March 31, 2021, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO of our common stock. As of March 31, 2021, we had available cash and cash equivalents and short-term investments of $326.7 million and an accumulated deficit of $192.0 million.

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(23,416)	$(10,001)
Cash used in investing activities	(37,581)	—
Cash provided by (used in) financing activities	268	(571)
Net decrease in cash, cash equivalents and restricted cash	$(60,729)	$(10,572)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $23.4 million, which consisted of a net loss of $26.0 million, partially offset by $3.7 million in non-cash charges and a net change of $1.1 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $3.0 million, depreciation and amortization of $0.5 million, and accretion of discount on available-for sale securities of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2020 was $10.0 million, which consisted of a net loss of $12.3 million, partially offset by $0.8 million in non-cash charges and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $0.7 million and depreciation and amortization of $0.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $37.6 million, which consisted of $42.5 million of purchases of available-for-sale securities and $5.0 million of maturities of available-for-sale securities. There were no investing activities as of March 31, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $0.3 million, related to proceeds from issuance of common stock.

Cash used in financing activities for the three months ended March 31, 2020 was $0.6 million, related to payments for deferred offering costs.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Not required for the Company as a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

During our quarter ended March 31, 2021, we launched the NetSuite enterprise resource planning system ("ERP") to support our financial reporting. The implementation of the ERP resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to improve and enhance our internal control over financial reporting.

Except as described in the previous paragraph, we identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was approximately $63.4 million and $37.2 million, respectively, and our net loss for the three months ended March 31, 2021 was approximately $26.0 million. As of March 31, 2021, we had an accumulated deficit of $192.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2021, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $326.7 million. We expect our existing capital resources will fund our planned operating expenses through 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, and conducting preclinical studies and clinical trials, and delays related to the COVID-19 pandemic;

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

These and other factors arising from the COVID-19 pandemic could worsen or could return in countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

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

The FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions. We have not yet conducted an end of Phase 2 meeting with the FDA to discuss the registration pathway for ANX005, and our current clinical development plans for ANX005 in GBS may change as a result of future interactions with the FDA. For example, the FDA may require that we conduct more than one pivotal trial in order to gain approval in GBS. Furthermore, any approval of ANX005 for GBS may be limited to ANX005 in combination with the existing standard of care. While not approved for use in GBS in the United States due to differing levels of efficacy in GBS patients, IVIg has developed as the standard of care in the Western world and parts of Asia for patients with GBS and has led to clinical responses in some GBS patients.

If any of our product candidates successfully completes clinical trials, we plan to seek regulatory approval to market our product candidates in the United States, the European Union, or the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval and to seek approval for one or more of our product candidates. We cannot be sure that any such collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we or any future collaborators or partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We have received Orphan Drug designation in the United States for ANX005 for the treatment of GBS. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a biologics license application, or BLA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants Orphan Drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with

Orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Separately, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so in the future for reasons including the relative impact of the COVID-19 pandemic on U.S. trial sites. For example, we conducted our Phase 1b clinical trial of ANX005 in Bangladesh. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed pursuant to good clinical practice, or GCP, requirements; and (iii) if necessary, the FDA is able to validate the data through an on-site inspection. Many foreign regulatory authorities have similar requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

If the product candidates that we develop receive regulatory approval in the United States or another jurisdiction, they may never receive approval in other jurisdictions, which would limit market opportunities for our product candidates and adversely affect our business.

Approval of a product candidate in the United States by the FDA or by the requisite regulatory agencies in any other jurisdiction does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions. The approval process varies among countries and may limit our or any future collaborators’ ability to develop, manufacture, promote and sell product candidates internationally. Failure to obtain marketing approval in international jurisdictions would prevent the product candidates from being marketed outside of the jurisdictions in which regulatory approvals have been received. In order to market and sell product candidates in the EU, and many other jurisdictions, we and any future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional preclinical studies or clinical trials both before and after approval. In many countries, any product candidate for human use must be approved for reimbursement before it can be approved for sale in that country. In some cases, the intended price for such product is also subject to approval. Further, while regulatory approval of a product candidate in one country does not ensure approval in any other country, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we or any future collaborators fail to comply with the regulatory requirements in international markets or to obtain all required marketing approvals, the target market for a particular potential product will be reduced, which would limit our ability to realize the full market potential for the product and adversely affect our business.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 captioned “Business—Competition.”

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Even if we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

As of March 31, 2021, we had 48 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act, those of greatest importance to the pharmaceutical, biopharmaceutical and biotechnology industries include the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, and delays in, our clinical trials for our product candidates or any other future clinical development programs, including delays related to the COVID-19 pandemic;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	the termination of any of our existing license agreements;
•	announcements relating to any future licensing, collaboration or development agreements;

•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our product candidates;
•	acquisitions and sales of new products or product candidates, technologies or businesses;
•	manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products or product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation or regulation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
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

As of April 30, 2021 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.4% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of April 30, 2021, we had outstanding a total of 38,258,687 shares of common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may have experienced ownership changes in the past and may experience ownership changes and/or subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income or income tax liabilities, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

General Risk Factors

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Generally, future changes in applicable U.S. and non-U.S. tax laws and regulations, or their interpretation and application, could have an adverse effect on our business, financial conditions and results of operations. We are unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

We and any future collaborators are subject to or affected by federal, state and foreign data protection laws and regulations which address privacy and data security. In the United States, numerous federal and state laws and regulations, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or HITECH, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of any future collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Further, various states have implemented similar privacy laws and regulations. For example, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and as a result may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018. Companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal information, and honoring and providing for the rights of EEA individuals in relation to their personal information, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the UK for a four-year period, subject to subsequent extensions.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 23, 2020, our registration statement on Form S-1, as amended (Registration No. 333-239647), was declared effective in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Annexon, Inc.
Date: May 17, 2021	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)