Form 10-Q
period 2021-06-30
Annexon, Inc.
filed 2021-08-16
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-39402

ANNEXON, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-5414423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Kimball Way, Suite 200

South San Francisco, California 94080

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (650) 822-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ANNX	The Nasdaq Stock Market LLC

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

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2021 was 38,332,276.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,588	$268,565
Short-term investments	202,798	82,641
Prepaid expenses and other current assets	2,007	2,805
Total current assets	304,393	354,011
Restricted cash	1,166	—
Property and equipment, less accumulated depreciation of $3,047 and $1,971 as of June 30, 2021 and December 31, 2020, respectively	5,129	1,935
Operating lease right-of-use assets	21,096	—
Total assets	$331,784	$355,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,184	$3,734
Accrued liabilities	5,850	6,497
Deferred rent, current	—	391
Operating lease liabilities, current	250	—
Total current liabilities	10,284	10,622
Deferred rent	—	1,046
Operating lease liabilities, non-current	26,165	—
Total liabilities	36,449	11,668
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	518,708	510,309
Accumulated other comprehensive loss	(65)	(77)
Accumulated deficit	(223,346)	(165,992)
Total stockholders’ equity	295,335	344,278
Total liabilities and stockholders’ equity	$331,784	$355,946

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$24,572	$9,287	$45,268	$19,504
General and administrative	6,801	2,950	12,307	5,189
Total operating expenses	31,373	12,237	57,575	24,693
Loss from operations	(31,373)	(12,237)	(57,575)	(24,693)
Other income, net	79	1	221	116
Net loss before taxes	(31,294)	(12,236)	(57,354)	(24,577)
Provision for income taxes	—	4	—	4
Net loss	(31,294)	(12,240)	(57,354)	(24,581)
Accretion on redeemable convertible preferred stock	—	281	—	560
Net loss attributable to common stockholders	$(31,294)	$(12,521)	$(57,354)	$(25,141)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(28.87)	$(1.50)	$(57.96)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,277,950	433,749	38,219,143	433,749

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(31,294)	$(12,240)	$(57,354)	$(24,581)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(20)	9	(2)	(2)
Unrealized gain on available for sale securities	38	—	14	—
Comprehensive loss	$(31,276)	$(12,231)	$(57,342)	$(24,583)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	—	$—	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	—	—	2,962	—	—	2,962
Stock option exercises	—	—	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Unrealized loss on available-for-sale securities	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(26,060)	(26,060)
Balances as of March 31, 2021	—	—	38,232,548	38	513,539	(83)	(192,052)	321,442
Stock-based compensation	—	—	—	—	4,517	—	—	4,517
Stock option exercises	—	—	82,805	—	534	—	—	534
Issuance of common stock per ESPP purchase	—	—	6,759	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	—	(20)	—	(20)
Unrealized gain on available-for-sale securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(31,294)	(31,294)
Balances as of June 30, 2021	—	$—	38,322,112	$38	$518,708	$(65)	$(223,346)	$295,335

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Deficit
Balances as of December 31, 2019	111,748,065	$143,984	433,749	$4	$2,202	$(80)	$(102,580)	$(100,454)
Accretion on redeemable convertible preferred stock	—	279	—	—	(279)	—	—	(279)
Stock-based compensation	—	—	—	—	663	—	—	663
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(12,341)	(12,341)
Balances as of March 31, 2020	111,748,065	144,263	433,749	4	2,586	(91)	(114,921)	(112,422)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $5,193	71,719,859	96,807	—	—	—	—	—	—
Beneficial conversion feature on Series D redeemable convertible preferred stock	—	(6,297)	—	—	6,297	—	—	6,297
Accretion on redeemable convertible preferred stock	—	281	—	—	(281)	—	—	(281)
Stock-based compensation	—	—	—	—	763	—	—	763
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(12,240)	(12,240)
Balances as of June 30, 2020	183,467,924	$235,054	433,749	$4	$9,365	$(82)	$(127,161)	$(117,874)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(57,354)	$(24,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,076	262
Accretion of discount on available-for-sale securities	480	—
Stock-based compensation	7,479	1,426
Reduction in the carrying amount of right-of-use assets	510	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	359	568
Other long-term assets	—	44
Accounts payable	42	787
Accrued liabilities	(647)	1,425
Deferred rent	—	(178)
Operating lease liabilities	(19)	—
Net cash used in operating activities	(48,074)	(20,247)
Investing activities:
Purchases of property and equipment	(32)	(16)
Purchases of available-for-sale securities	(159,616)	—
Proceeds from sale of available-for-sale securities	5,993	—
Proceeds from maturities of available-for-sale securities	33,000	—
Net cash used in investing activities	(120,655)	(16)
Financing activities:
Deferred offering cost payments	—	(890)
Proceeds from the exercise common stock options	802	—
Proceeds from employee stock plan purchases	118	—
Proceeds from Paycheck Protection Program loan	—	500
Repayments of Paycheck Protection Program loan	—	(500)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	101,985
Net cash provided by financing activities	920	101,095
Net (decrease) increase in cash, cash equivalents and restricted cash	(167,809)	80,832
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(2)
Cash, cash equivalents and restricted cash
Beginning of period	268,565	43,931
End of period	$100,754	$124,761
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$744	$—
Non-cash investing and financing activities:
Accretion on redeemable convertible preferred stock	$—	$560
Purchase of property and equipment included in accounts payable	$408	$156
Right-of-use assets obtained in exchange for lease liability	$21,084	$—
Construction-in-progress obtained in exchange for tenant improvement allowance from lessors	$3,830	$—
Beneficial conversion feature recognized upon issuance of redeemable convertible preferred stock	$—	$6,297
Deferred offering costs included in accounts payable and accrued liabilities	$—	$171
Issuance costs of redeemable convertible preferred stock included in accounts payable and accrued liability	$—	$5,178

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company developing a class of new complement medicines for patients with classical complement-mediated disorders of the body, brain, and eye. The Company is located in South San Francisco, California and was incorporated in Delaware in March 2011.

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2021, had an accumulated deficit of $223.3 million and cash and cash equivalents and short-term investments of $302.4 million.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated balance sheet as of June 30, 2021, and the condensed consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

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

Restricted cash as of June 30, 2021 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash	$587	$597
Cash equivalents	99,001	267,968
Cash and cash equivalents	99,588	268,565
Restricted cash	1,166	—
Cash, cash equivalents and restricted cash	$100,754	$268,565

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

Leases

The Company determines if an arrangement is a lease at inception. Upon adoption of Accounting Standards Codification 842, Leases, as of January 1, 2021, the Company includes operating leases in operating lease right of use (‘ROU’) assets, current and noncurrent operating lease liabilities in the Company’s condensed consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As a practical expedient, the Company elected, for all facility leases, not to separate non-lease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases).

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency translation adjustments for the three months ended June 30, 2021 and 2020 were a $20,000 loss and a $9,000 gain, respectively. Foreign currency translation adjustments for the six months ended June 30, 2021 and 2020 were a $2,000 loss and a $2,000 loss, respectively.

Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the local currency are included in earnings as incurred.

Research and Development Expense

Research and development expenses consist primarily of direct and indirect costs incurred for the development of the Company’s product candidates.

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials; and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel-

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

related expenses (including stock-based compensation); (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In the second quarter of 2021, the Company adopted ASU No. 2016-02 using the modified retrospective approach as of January 1, 2021. The adoption of Topic 842 as of January 1, 2021 resulted in the recognition of ROU assets of $461,000, corresponding lease liabilities of $605,000, the derecognition of the deferred rent liability of $1.4 million, and the recognition of a liability of $1.3 million related to the reallocation of the consideration of the Company’s lease pending the commencement of the second lease component in May 2021 (see Note 5—Commitments and Contingencies). The adoption resulted in additional $54,000 of rent expense for the first quarter of 2021. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with Topic 840.

As part of the Topic 842 adoption, the Company elected certain practical expedients outlined in the guidance. The Company has chosen to apply the package of practical expedients for existing leases, which provides relief from reassessing: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) whether initial direct costs can be capitalized. The Company did not elect the hindsight practical expedient to reassess the lease term for existing leases. The Company elected the short-term lease exemption, under which any lease less than 12 months is excluded from recognition on the balance sheet. Additionally, the Company elected the non-separation of lease and non-lease components.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument —Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. The ASU 2016-13 will be effective for the Company for the year ending December 31, 2021 upon the Company no longer qualifying as an emerging growth or smaller reporting company. The Company is in the process of assessing the impact adoption will have on its condensed consolidated financial statements.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$99,001	$—	$—	$99,001
Short-term investments:
Commercial paper	Level 2	114,838	—	—	114,838
Corporate debt	Level 2	62,515	14	(9)	62,520
Government bonds	Level 2	25,437	3	—	25,440
Total assets		$301,791	$17	$(9)	$301,799

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$267,968	$—	$—	$267,968
Short-term investments:
Commercial paper	Level 2	59,930	—	—	59,930
Corporate bonds	Level 2	22,717	1	(7)	22,711
Total assets		$350,615	$1	$(7)	$350,609

For the three and six months ended June 30, 2021 and 2020, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development costs	$1,507	$1,039
Prepaid insurance	265	1,236
Other prepaid expenses	235	527
Other receivables	—	3
Total prepaid expenses and other current assets	$2,007	$2,805

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development expenses	$3,382	$3,260
Accrued compensation	1,826	2,543
Accrued professional services	344	524
Other accrued expenses	298	170
Total accrued liabilities	$5,850	$6,497

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in South San Francisco, California, or the South San Francisco Lease, under a seven-year noncancelable lease agreement that ends in June 2024 with a five-year renewal option. In December 2020, the Company entered into an agreement to lease office and laboratory space in Brisbane, California, or the Brisbane Lease, with an affiliate of its current landlord. In May 2021, the Brisbane Lease commenced when the Company started the tenant improvements which are expected to be completed by the end of October 2021. The contractual term of the Brisbane Lease is expected to begin in November 2021, the expected move-in date, for a ten-year term, with an option by the Company to extend for an additional ten years. The base rent will be abated for three months and the landlord will provide the Company with a tenant improvement allowance of up to $10.8 million. In connection with the Brisbane Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.0 million, which was delivered in January 2021 and is included in restricted cash on the condensed consolidated balance sheet. Concurrent with the execution of the Brisbane Lease, the Company entered into an agreement to terminate its existing lease in South San Francisco, California, on the day immediately preceding the day when the tenant improvements are completed. The South San Francisco Lease and the Brisbane Lease are accounted for as one lease with two lease components. Accordingly, upon adoption of Topic 842, the total consideration for the lease was reallocated to each lease component based on standalone selling price. As the Brisbane Lease commenced in May 2021, $1.3 million of the consideration allocated to the Brisbane Lease was recorded as a liability as of January 1, 2021 when the deferred rent balance of the South San Francisco Lease was derecognized.

In connection with the Brisbane Lease, the Company recognized operating lease right-of-use assets of $21.1 million as of June 30, 2021, and lease liabilities of $26.4 million in its condensed consolidated balance sheet. The weighted average remaining lease term is 10.2 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the three and six months ended June 30, 2021 was $716,000 and $858,000, respectively. Variable lease payments for the three and six months ended June 30, 2021 were $36,000 and $70,000, respectively.

Rent expense for the three and six months ended June 30, 2020 was $88,000 and $176,000, respectively.

Future minimum lease payments and related lease liabilities as of June 30, 2021, were as follows:

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2021:	(in thousands)
2021 (remaining six months)	$252
2022	4,203
2023	4,742
2024	4,906
2025	5,079
Thereafter	32,833
Total undiscounted lease payments	52,015
Less: Imputed interest	(18,570)
Less: Tenant improvement allowance	(7,030)
Total	$26,415

The Company’s future undiscounted lease payments under non-cancellable operating leases (as defined by prior guidance) as of December 31, 2020 were as follows:

As of December 31, 2020:	(in thousands)
2021	$618
2022	4,189
2023	4,756
2024	5,035
2025 and thereafter	38,332
Total	$52,930

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three and six months ended June 30, 2021 and 2020.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $651,000 in funding. If within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $590,000 in funding to date, including $135,000 received during the six months ended June 30, 2021, which was recorded as other income. No income was recognized for the three months ended June 30, 2021 and the three and six months ended June 30, 2020.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	June 30, 2021	December 31, 2020
Options issued and outstanding	5,673,023	3,909,873
Options available for future grant	2,313,366	2,707,947
Reserved for employee stock purchase plan	734,903	360,086
Total common stock reserved	8,721,292	6,977,906

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2021, there were 2,313,366 shares available for issuance under the 2020 Plan.

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,707,947	3,909,873	$10.78	8.40	$56,128
Additional shares authorized	1,526,304	—
Stock options granted	(2,122,600)	2,122,600	28.09
Stock options exercised	—	(157,735)	5.08
Stock options forfeited	201,715	(201,715)	22.69
Balances as of June 30, 2021	2,313,366	5,673,023	$16.99	8.56	$43,667
Exercisable as of June 30, 2021		1,676,944	$7.89	7.02	$25,467

The total intrinsic value of options exercised during the three and six months ended June 30, 2021 were $2.2 million and $3.3 million, respectively. There were no options exercised during the three and six months ended June 30, 2020. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2021, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June 30, 2021, 734,903 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on December 15, 2020. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2021.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized related to the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,402	$335	$3,948	$660
General and administrative	2,115	428	3,531	766
Total stock-based compensation expense	$4,517	$763	$7,479	$1,426

The stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021 was $34,000 and $65,000, respectively.

As of June 30, 2021, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $59.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.36 years.

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

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s historical share option exercise information is limited due to a lack of sufficient data points and did not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.50 - 6.08	5.00 - 6.08	4.33 - 6.08	5.00 - 6.08
Expected volatility	89.50% - 90.70%	85%	89.50% - 90.70%	85%
Risk-free interest rate	0.88% - 1.01%	0.33% - 0.45%	0.35% - 1.02%	0.33% - 1.45%
Dividend yield	—	—	—	—

8. Income Taxes

For the three and six months ended June 30, 2021 and 2020, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

9. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options to purchase common stock	5,673,023	3,026,480	5,673,023	3,026,480
Shares subject to employee stock purchase plan	3,030	—	3,030	—
Redeemable convertible preferred stock on an as-converted basis	—	20,824,938	—	20,824,938
Total	5,676,053	23,851,418	5,676,053	23,851,418

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

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical-stage biopharmaceutical company developing a class of new complement medicines for patients with classical complement-mediated disorders of the body, brain and eye. Our pipeline is based on our platform technology addressing well-researched classical complement-mediated autoimmune and neurodegenerative disease processes, both of which are triggered by aberrant activation of C1q, the initiating molecule of the classical complement pathway. Evidence suggests that potent and selective inhibition of C1q can prevent tissue damage triggered in antibody-mediated autoimmune disease and preserve loss of functioning synapses associated with cognitive and functional decline in complement-mediated neurodegeneration. Our upstream complement approach targeting C1q acts as an “on/off switch” designed to block all downstream components of the classical complement pathway that lead to excess inflammation, tissue damage and patient disability in a host of complement-mediated disorders, while preserving the normal immune function of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

We are advancing a portfolio of innovative product candidates designed to block the activity of C1q and the entire classical complement pathway in a broad set of complement-mediated diseases. Our first clinical candidate, ANX005, is a full-length monoclonal antibody formulated for intravenous administration in autoimmune and neurodegenerative disorders. Our second clinical candidate, ANX007, is an antigen-binding fragment, or Fab, formulated for intravitreal administration for the treatment of neurodegenerative ophthalmic disorders. Our third clinical candidate, ANX009, is a subcutaneous formulation of a Fab designed for the treatment of antibody-mediated autoimmune diseases of blood and vascular tissues. We have completed Phase 1b safety and dose-ranging clinical trials for ANX005 and ANX007 in patients with Guillain-Barré Syndrome, or GBS, and glaucoma, respectively. Both ANX005 and ANX007 were well-tolerated and showed full inhibition of C1q and the classical complement pathway in the Phase 1b clinical trials. We recently completed a Phase 1 dose-escalation study of ANX009 in healthy volunteers, in which ANX009 was well-tolerated and demonstrated complete and sustained C1q inhibition supporting the potential for twice weekly subcutaneous administration. Our preclinical candidates include ANX105, an investigational monoclonal antibody designed for chronic neurodegenerative diseases, and ANX1502, an oral small molecule program designed for chronic autoimmune diseases.

We are conducting ongoing clinical trials in multiple serious autoimmune, neurodegenerative and ophthalmic diseases, including GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis and geographic atrophy, and planning to advance into lupus nephritis and Multifocal Motor Neuropathy (MMN). Data from these clinical trials are anticipated over the next two years through 2023. Based on learnings from our initial trials, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation. Additionally, we are deploying a rigorous, biomarker-driven development strategy designed to improve the probability of technical success of our portfolio. We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $31.3 million and $12.2 million for the three months ended June 30, 2021 and 2020, respectively. Our net losses were $57.4 million and $24.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $223.3 million and cash and cash equivalents and short-term investments of $302.4 million.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to rapidly evolve, and its ongoing impact is uncertain and subject to change. For instance, we have experienced shortages in clinical site staff and longer timelines for clinical site initiation. We will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our clinical trials, business, financial condition, results of operations and clinical development timelines and plans remains uncertain, and will depend on, among other factors, the duration of the outbreak, the emergence of variants, rates of infection in the locations in which we do business, restrictions that may be requested or mandated by governmental authorities, and the impact of the pandemic on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$24,572	$9,287	$15,285	165%
General and administrative	6,801	2,950	3,851	131%
Total operating expenses	31,373	12,237	19,136	156%
Loss from operations	(31,373)	(12,237)	(19,136)	156%
Other income, net	79	1	78	*
Net loss before taxes	(31,294)	(12,236)	(19,058)	156%
Provision for income taxes	—	4	—	*
Net loss	$(31,294)	$(12,240)	$(19,058)	156%

*	Not meaningful

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$10,108	$4,038	$6,070	150%
Consulting and professional services	2,111	764	1,347	176%
Contract manufacturing	4,513	1,784	2,729	153%
Laboratory supplies and materials	319	216	103	48%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	6,391	2,224	4,167	187%
Facilities and depreciation	1,112	228	884	*
Other	18	33	(15)	(45%)
Total research and development expenses	$24,572	$9,287	$15,285	165%

*	Not meaningful

Research and development expenses increased by $15.3 million, or 165%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $6.1 million in direct clinical outside services related to our multiple ongoing and planned clinical trials for ANX005, ANX007 and ANX009 as well as preclinical outside services to support pre-IND activities for our ANX105 and our small molecule program. Contract manufacturing expense increased by $2.7 million related to the production of ANX005 and ANX009 as well as pre-IND manufacturing activities for ANX105 and our small molecule program. Compensation and personnel-related expenses increased by $4.2 million, including an increase of $2.1 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $1.3 million related to external research and development during the three months ended June 30, 2021. Facilities and depreciation costs increased by $0.9 million due to the commencement of our new office lease in Brisbane, California.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,540	$998	$2,542	*
Consulting and professional services	2,533	1,735	798	46%
Facilities and depreciation	523	120	403	*
Other	205	97	108	111%
Total general and administrative expenses	$6,801	$2,950	$3,851	131%

*	Not meaningful

General and administrative expenses increased by $3.9 million, or 131%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $2.5 million in compensation and personnel-related expenses, including an increase of $1.7 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors and officers liability insurance increased by $0.8 million during the three months ended June 30, 2021. Facilities and depreciation costs increased by $0.4 million due to the commencement of our new office lease in Brisbane, California.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Six Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$45,268	$19,504	$25,764	132%
General and administrative	12,307	5,189	7,118	137%
Total operating expenses	57,575	24,693	32,882	133%
Loss from operations	(57,575)	(24,693)	(32,882)	133%
Other income, net	221	116	105	91%
Net loss before taxes	(57,354)	(24,577)	(32,777)	133%
Provision for income taxes	—	4	-	*
Net loss	$(57,354)	$(24,581)	$(32,777)	133%

*	Not meaningful

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$18,017	$8,086	$9,931	123%
Consulting and professional services	3,843	1,372	2,471	180%
Contract manufacturing	9,705	4,785	4,920	103%
Laboratory supplies and materials	601	273	328	120%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	11,311	4,463	6,848	153%
Facilities and depreciation	1,686	444	1,242	*
Other	105	81	24	30%
Total research and development expenses	$45,268	$19,504	$25,764	132%

*	Not meaningful

Research and development expenses increased by $25.8 million, or 132%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $9.9 million in direct clinical outside services related to our multiple ongoing and planned clinical trials for ANX005, ANX007 and ANX009 as well as preclinical outside services to support pre-IND activities for our ANX105 and our small molecule program. Contract manufacturing expense increased by $4.9 million related to the production of ANX005 and ANX009 as well as pre-IND manufacturing activities for ANX105 and our small molecule program. Compensation and personnel-related expenses increased by $6.8 million, including an increase of $3.3 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $2.5 million related to external research and development during the six months ended June 30, 2021. Facilities and depreciation costs increased by $1.2 million due to the commencement of our new office lease in Brisbane, California.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$6,119	$1,935	$4,184	*
Consulting and professional services	4,881	2,806	2,075	74%
Facilities and depreciation	909	233	676	*
Other	398	215	183	85%
Total general and administrative expenses	$12,307	$5,189	$7,118	137%

*	Not meaningful

General and administrative expenses increased by $7.1 million, or 137%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $4.2 million in compensation and personnel-related expenses, including an increase of $2.8 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors and officers liability insurance increased by $2.1 million during the six months ended June 30, 2021. Facilities and depreciation costs increased by $0.7 million due to the commencement of our new office lease in Brisbane, California.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through June 30, 2021, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO of our common stock. As of June 30, 2021, we had available cash and cash equivalents and short-term investments of $302.4 million and an accumulated deficit of $223.3 million.

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(48,074)	$(20,247)
Cash used in investing activities	(120,655)	(16)
Cash provided by financing activities	920	101,095
Net (decrease) increase in cash, cash equivalents and restricted cash	$(167,809)	$80,832

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $48.1 million, which consisted of a net loss of $57.4 million, partially offset by $9.5 million in non-cash charges and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $7.5 million, depreciation and amortization of $1.0 million, and accretion of discount on available-for sale securities of $0.5 million, and reduction in the carrying amount of right-of-use assets of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2020 was $20.2 million, which consisted of a net loss of $24.6 million, partially offset by $1.7 million in non-cash charges and a net change of $2.7 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $1.4 million and depreciation and amortization of $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $120.7 million, which consisted of $159.6 million of purchases of available-for-sale securities, $33.0 million of maturities of available-for-sale securities, and $6.0 million of proceeds from sale of available-for-sale securities.

Cash used in investing activities for the six months ended June 30, 2020 was related to immaterial purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $0.9 million, related to proceeds from exercise of common stock options and employee stock purchase plan purchases.

Cash provided by financing activities for the six months ended June 30, 2020 was $101.1 million, which consisted of gross proceeds received from sale and issuance of our Series D redeemable convertible preferred stock of approximately $102.0 million and proceeds of $0.5 million from a Paycheck Protection Program loan, partially offset by payments for deferred offering costs of $0.9 million and repayments of $0.5 million of the Paycheck Protection Program loan.

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

Emerging Growth Company and Smaller Reporting Company Status

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

As of June 30, 2021, we retained our eligibility as a smaller reporting company as well as an emerging growth company.

Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or “public float”) exceeded $700 million on June 30, 2021, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we will not be eligible for smaller reporting company status because we exceed the public float and revenue threshold for such status, we will qualify as a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company. As a result of these changes, we are in the process of assessing the impacts of this to our internal control over financial reporting and the accounting standards applicable for the Company. We will remain eligible to take advantage of smaller reporting company reporting requirements through our Annual Report on Form 10-K for the current fiscal year.

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

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report except for the adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2021 as discussed below.

In the second quarter of 2021, we adopted ASU No. 2016-02 using the modified retrospective approach as of January 1, 2021.

Upon adoption of Accounting Standards Codification 842, Leases, as of January 1, 2021, we include operating leases in operating lease right-of-use, or ROU assets, current and noncurrent operating lease liabilities in our condensed consolidated balance sheets. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As a practical expedient, we elected, for all facility leases, not to separate non-lease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component. We elected to exclude from our balance sheets recognition of leases having a term of 12 months or less (short-term leases).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our quarter ended March 31, 2021, we launched the NetSuite enterprise resource planning system, or ERP, to support our financial reporting. The implementation of the ERP resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to improve and enhance our internal control over financial reporting.

Except as described in the previous paragraph, we identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was approximately $63.4 million and $37.2 million, respectively, and our net loss for the three and six months ended June 30, 2021 was approximately $31.3 million and $57.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $223.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2021, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $302.4 million. We expect our existing capital resources will fund our planned operating expenses through 2023. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories have been delayed.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may continue to affect our clinical trials, business, financial condition, results of operations, and clinical development timelines and plans will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the outbreak, the emergence of variants, rates of infection in the locations in which we and our CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business operate, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

As of June 30, 2021, we had 57 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

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

Accordingly, if our small molecule program results in a product that is approved, competitors could file ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products. If there are patents listed for our small molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

We are an “emerging growth company” and a “smaller reporting company,” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

As of June 30, 2021, we retained our eligibility as a smaller reporting company as well as an emerging growth company.

Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or “public float”) exceeded $700 million on June 30, 2021, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we will not eligible for smaller reporting company status because we exceed the public float and revenue threshold for such status, we will qualify as a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company. We will remain eligible to take advantage of smaller reporting company reporting requirements through our Annual Report on Form 10-K for the current fiscal year. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including many of the same exemptions from disclosure requirements as those that are available to emerging growth companies, such as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we are required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of some of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Because we will be a “large accelerated filer” as of December 31, 2021, we will be subject to the reporting requirements of under Section 404(b) of the U.S. Sarbanes-Oxley Act, and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of such date.

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

As of July 31, 2021 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63.4% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 31, 2021, we had outstanding a total of 38,332,276 shares of common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income or income tax liabilities, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018. Companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal information, and honoring and providing for the rights of EEA individuals in relation to their personal information, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU, or CJEU, invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 16, 2021, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell from time to time, at our option, up to an aggregate of $100 million of shares of our common stock through or to Cowen acting as sales agent and/or principal. Sales of the shares, if any, will be made pursuant to a Registration Statement on Form S-3, the base prospectus to be filed as part of such registration statement and a prospectus supplement, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including, without limitation, sales made directly on the Nasdaq Global Select Market or any other existing trading market for our common stock. Cowen will use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross proceeds from the sale of the shares, if any. We have also agreed to provide Cowen with customary indemnification rights. In accordance with the terms of the sales agreement, the offering of the shares will terminate upon the earliest of (a) the sale of all of the shares or (b) the termination of the sales agreement by Cowen or us.

The foregoing description of the sales agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy the securities discussed herein, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Sales Agreement, dated as of August 16, 2021, by and between Annexon Inc. and Cowen and Company, LLC.					X
31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: August 16, 2021	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)