Form 10-Q
period 2021-09-30
Annexon, Inc.
filed 2021-11-09
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of October 29, 2021 was 38,374,846.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	76
EXHIBIT INDEX		76
SIGNATURES		77

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,519	$268,565
Short-term investments	202,848	82,641
Prepaid expenses and other current assets	4,131	2,805
Total current assets	275,498	354,011
Restricted cash	1,166	—
Property and equipment, net	12,219	1,935
Operating lease right-of-use assets	20,680	—
Other assets	593	—
Total assets	$310,156	$355,946
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,797	$3,734
Accrued liabilities	7,059	6,497
Deferred rent, current	—	391
Operating lease liabilities, current	63	—
Total current liabilities	11,919	10,622
Deferred rent	—	1,046
Operating lease liabilities, non-current	33,760	—
Total liabilities	45,679	11,668
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	523,458	510,309
Accumulated other comprehensive loss	(75)	(77)
Accumulated deficit	(258,944)	(165,992)
Total stockholders’ equity	264,477	344,278
Total liabilities and stockholders’ equity	$310,156	$355,946

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$27,581	$11,775	$72,849	$31,279
General and administrative	8,099	3,810	20,406	8,999
Total operating expenses	35,680	15,585	93,255	40,278
Loss from operations	(35,680)	(15,585)	(93,255)	(40,278)
Other income (expense), net	82	(52)	303	64
Net loss before taxes	(35,598)	(15,637)	(92,952)	(40,214)
Provision for income taxes	—	1	—	5
Net loss	(35,598)	(15,638)	(92,952)	(40,219)
Accretion on redeemable convertible preferred stock	—	(145)	—	(705)
Deemed dividend - beneficial conversion feature on redeemable convertible preferred stock	—	(6,219)	—	(6,219)
Net loss attributable to common stockholders	$(35,598)	$(22,002)	$(92,952)	$(47,143)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.77)	$(2.43)	$(4.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,341,110	28,465,156	38,261,359	9,845,754

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(35,598)	$(15,638)	$(92,952)	$(40,219)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(3)	4	(5)	2
Unrealized gain (loss) on available for sale securities	(7)	—	7	—
Comprehensive loss	$(35,608)	$(15,634)	$(92,950)	$(40,217)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	—	$—	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	—	—	2,962	—	—	2,962
Stock option exercises	—	—	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Unrealized loss on available-for-sale securities	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(26,060)	(26,060)
Balances as of March 31, 2021	—	—	38,232,548	38	513,539	(83)	(192,052)	321,442
Stock-based compensation	—	—	—	—	4,517	—	—	4,517
Stock option exercises	—	—	82,805	—	534	—	—	534
Issuance of common stock per ESPP purchase	—	—	6,759	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	—	(20)	—	(20)
Unrealized gain on available-for-sale securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(31,294)	(31,294)
Balances as of June 30, 2021	—	—	38,322,112	38	518,708	(65)	(223,346)	295,335
Stock-based compensation	—	—	—	—	4,428	—	—	4,428
Stock option exercises	—	—	47,986	—	322	—	—	322
Foreign currency translation adjustment	—	—	—	—	—	(3)	—	(3)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(35,598)	(35,598)
Balances as of September 30, 2021	—	$—	38,370,098	$38	$523,458	$(75)	$(258,944)	$264,477

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(92,952)	$(40,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,635	391
Accretion of discount on available-for-sale securities	934	—
Stock-based compensation	11,907	2,897
Reduction in the carrying amount of right-of-use assets	926	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,765)	(1,414)
Other long-term assets	—	96
Accounts payable	874	1,733
Accrued liabilities	181	2,956
Deferred rent	—	(271)
Operating lease liabilities	471	—
Net cash used in operating activities	(77,789)	(33,831)
Investing activities:
Purchases of property and equipment	(799)	(292)
Purchases of available-for-sale securities	(191,122)	—
Proceeds from sale of available-for-sale securities	7,988	—
Proceeds from maturities of available-for-sale securities	62,000	—
Net cash used in investing activities	(121,933)	(292)
Financing activities:
Deferred offering costs payment	(395)	—
Proceeds from the exercise of common stock options	1,124	22
Proceeds from employee stock plan purchases	118	—
Proceeds from Paycheck Protection Program loan	—	500
Repayments of Paycheck Protection Program loan	—	(500)
Proceeds from issuance of redeemable convertible preferred stock	—	102,000
Payments of issuance costs related to redeemable convertible preferred stock	—	(5,193)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	267,021
Payments of offering costs related to initial public offering	—	(2,974)
Net cash provided by financing activities	847	360,876
(Decrease) increase in cash, cash equivalents, and restricted cash	(198,875)	326,753
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	2
Cash, cash equivalents and restricted cash
Beginning of period	268,565	43,931
End of period	$69,685	$370,686
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$996	$—
Non-cash investing and financing activities:
Reclassification of redeemable convertible preferred stock to common stock upon initial public offering	$—	$241,418
Accretion on redeemable convertible preferred stock	$—	$705
Purchase of property and equipment included in accounts payable	$372	$—
Deferred offering costs included in accounts payable and accrued liabilities	$198
Right-of-use assets obtained in exchange for lease liability	$21,084	$—
Construction-in-progress obtained in exchange for tenant improvement allowance from lessors	$10,748	$—
Beneficial conversion feature recognized upon issuance of redeemable convertible preferred stock	$—	$6,297
Deemed dividend arising from conversion of beneficial conversion feature	$—	$6,219

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2021, had an accumulated deficit of $258.9 million and cash and cash equivalents and short-term investments of $271.4 million.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and the other financial information contained in these notes to condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including but not limited to fair value of investments, useful lives for property and equipment, incremental borrowing rate used in lease accounting, stock options, income taxes and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Restricted cash as of September 30, 2021 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash	$582	$597
Cash equivalents	67,937	267,968
Cash and cash equivalents	68,519	268,565
Restricted cash	1,166	—
Cash, cash equivalents and restricted cash	$69,685	$268,565

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Short-Term Investments

Short-term investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Available-for-sale securities are classified as current based on their availability for use in current operations. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in other income, net, equal to the difference between the investment’s amortized cost and fair value at such date. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in other income, net.

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

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency translation adjustments for the three months ended September 30, 2021 and 2020 were a $3,000 loss and a $4,000 gain, respectively. Foreign currency translation adjustments for the nine months ended September 30, 2021 and 2020 were a $5,000 loss and a $2,000 gain, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for under ASC 842, similar to the operating leases under ASC 840.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$67,937	$—	$—	$67,937
Short-term investments:
Commercial paper	Level 2	115,865	5	(3)	115,867
Corporate debt	Level 2	53,109	3	(8)	53,104
Government bonds	Level 2	33,873	9	(5)	33,877
Total assets		$270,784	$17	$(16)	$270,785

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$267,968	$—	$—	$267,968
Short-term investments:
Commercial paper	Level 2	59,930	—	—	59,930
Corporate bonds	Level 2	22,717	1	(7)	22,711
Total assets		$350,615	$1	$(7)	$350,609

For the three and nine months ended September 30, 2021 and 2020, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development costs	$1,805	$1,039
Prepaid insurance	1,845	1,236
Other prepaid expenses	250	527
Other receivables	231	3
Total prepaid expenses and other current assets	$4,131	$2,805

Property and Equipment, Net

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$3,061	$3,061
Laboratory equipment	1,074	555
Furniture and fixtures	263	263
Computer equipment and software	34	27
Construction-in-progress	11,394	—
Total property and equipment, gross	15,826	3,906
Less: accumulated depreciation	(3,607)	(1,971)
Total property and equipment, net	$12,219	$1,935

The Company recognized depreciation for property and equipment of $0.6 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$3,165	$3,260
Accrued compensation	2,781	2,543
Accrued professional services	737	524
Other accrued expenses	376	170
Total accrued liabilities	$7,059	$6,497

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in South San Francisco, California, or the South San Francisco Lease, under a seven-year noncancelable lease agreement that ends in June 2024 with a five-year renewal option. In December 2020, the Company entered into an agreement to lease office and laboratory space in Brisbane, California, or the Brisbane Lease, with an affiliate of its current landlord. In May 2021, the Brisbane Lease commenced when the Company started the tenant improvements which are expected to be completed by the end of 2021. The contractual term of the Brisbane Lease is expected to begin in November 2021, the expected move-in date, for a ten-year term, with an option by the Company to extend for an additional ten years. The base rent will be abated for three months and the landlord will provide the Company with a tenant improvement allowance of up to $10.8 million, of which $10.7 million has been incurred as of September 30, 2021. In connection with the Brisbane Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.0 million, which was delivered in January 2021 and is included in restricted cash on the condensed consolidated balance sheet. Concurrent with the execution of the Brisbane Lease, the Company entered into an agreement to terminate its existing lease in South San Francisco, California, on the day immediately preceding the day when the tenant improvements are completed. The South San Francisco Lease and the Brisbane Lease are accounted for as one lease with two lease components. Accordingly, upon adoption of Topic 842, the total consideration for the lease was reallocated to each lease component based on standalone selling price. As the Brisbane Lease commenced in May 2021, $1.3 million of the consideration allocated to the Brisbane Lease was recorded as a liability as of January 1, 2021 when the deferred rent balance of the South San Francisco Lease was derecognized.

In connection with the Brisbane Lease, the Company recognized operating lease right-of-use assets of $21.0 million as of the commencement date in May 2021, and lease liabilities of $22.2 million. As of September 30, 2021, the operating lease right-of-use assets was $20.7 million and lease liabilities was $33.8 million in its condensed consolidated balance sheet. The weighted average remaining lease term is 10.1 years.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the three and nine months ended September 30, 2021 was $1.1 million and $2.0 million, respectively. Variable lease payments for the three and nine months ended September 30, 2021 were $36,000 and $0.1 million, respectively.

Rent expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2021, were as follows:

As of September 30:	(in thousands)
2021 (remaining three months)	$63
2022	4,203
2023	4,742
2024	4,907
2025	5,079
Thereafter	32,833
Total undiscounted lease payments	51,827
Less: Imputed interest	(17,891)
Less: Tenant improvement allowance	(113)
Total	$33,823

The Company’s future undiscounted lease payments under non-cancellable operating leases (as defined by prior guidance) as of December 31, 2020 were as follows:

As of December 31, 2020:	(in thousands)
2021	$618
2022	4,189
2023	4,756
2024	5,035
2025 and thereafter	38,332
Total	$52,930

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three and nine months ended September 30, 2021 and 2020.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $651,000 in funding. If within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $590,000 in funding to date, including $135,000 received during the nine months ended September 30, 2021, which was recorded as other income. No income was recognized for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	September 30, 2021	December 31, 2020
Options issued and outstanding	5,918,981	3,909,873
Options available for future grant	2,019,422	2,707,947
Common stock reserved for 2021 ATM program	5,265,929	—
Reserved for employee stock purchase plan	734,903	360,086
Total common stock reserved	13,939,235	6,977,906

At-the-Market Offerings

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of September 30, 2021, no shares of common stock have been sold under the 2021 ATM program.

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

2020 Equity Incentive Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of January, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2021, there were 2,019,422 shares available for issuance under the 2020 Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	2,707,947	3,909,873	$10.78	8.40	$56,128
Additional shares authorized	1,526,304	—
Stock options granted	(2,688,600)	2,688,600	26.32
Stock options exercised	—	(205,721)	5.46
Stock options forfeited	473,771	(473,771)	24.00
Balances as of September 30, 2021	2,019,422	5,918,981	$16.97	8.44	$30,090
Exercisable as of September 30, 2021		1,963,823	$9.57	7.10	$20,324

The total intrinsic value of options exercised during the three and nine months ended September 30, 2021 were $0.7 million and $3.9 million, respectively. The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2020 was $0.2 million. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2021, 734,903 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized related to the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,382	$624	$6,330	$1,284
General and administrative	2,046	847	5,577	1,613
Total stock-based compensation expense	$4,428	$1,471	$11,907	$2,897

The stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021 was $42,000 and $0.1 million, respectively.

As of September 30, 2021, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $58.0 million, which the Company expects to recognize over an estimated weighted-average period of 3.23 years.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by the Company’s board of directors. The board of directors considered, among other things, valuations of the Company’s common stock which were prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO in July 2020, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

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

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	4.33 - 6.08	6.02 - 6.08	4.33 - 6.08	5.00 - 6.08
Expected volatility	88.3% - 89%	91% - 93%	88.3% - 90.7%	85% - 93%
Risk-free interest rate	0.70% - 1.10%	0.36% - 0.38%	0.35% - 1.10%	0.33% - 1.45%
Dividend yield	—	—	—	—

8. Income Taxes

For the three and nine months ended September 30, 2021 and 2020, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	5,918,981	3,514,773	5,918,981	3,514,773
Shares subject to employee stock purchase plan	9,538	—	9,538	—
Total	5,928,519	3,514,773	5,928,519	3,514,773

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

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $35.6 million and $15.6 million for the three months ended September 30, 2021 and 2020, respectively. Our net losses were $93.0 million and $40.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $258.9 million and cash and cash equivalents and short-term investments of $271.4 million.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to rapidly evolve, and its ongoing impact is uncertain and subject to change. For instance, we have experienced interruption in clinical trial activities, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. We will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our clinical trials, business, financial condition, results of operations and clinical development timelines and plans remains uncertain, and will depend on, among other factors, the duration of the outbreak, the emergence of variants, rates of infection in the locations in which we do business, restrictions that may be requested or mandated by governmental authorities, and the impact of the pandemic on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of non-recurring income from research grants and interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Three Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$27,581	$11,775	$15,806	134%
General and administrative	8,099	3,810	4,289	113%
Total operating expenses	35,680	15,585	20,095	129%
Loss from operations	(35,680)	(15,585)	(20,095)	129%
Other income (expense), net	82	(52)	134	*
Net loss before taxes	(35,598)	(15,637)	(19,961)	128%
Provision for income taxes	—	1	—	*
Net loss	$(35,598)	$(15,638)	$(19,961)	128%

*	Not meaningful

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$12,591	$4,404	$8,187	186%
Consulting and professional services	1,763	1,222	541	44%
Contract manufacturing	4,759	2,453	2,306	94%
Laboratory supplies and materials	270	279	(9)	(3%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	6,720	3,133	3,587	114%
Facilities and depreciation	1,441	221	1,220	*
Other	37	63	(26)	(41%)
Total research and development expenses	$27,581	$11,775	$15,806	134%

*	Not meaningful

Research and development expenses increased by $15.8 million, or 134%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $8.2 million in direct clinical outside services related to our multiple ongoing and planned clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis and geographic atrophy as well as preclinical outside services to support pre-IND activities for ANX105 and our small molecule program, ANX1502. Contract manufacturing expense increased by $2.3 million related to the production of ANX005, ANX007, and ANX009 as well as pre-IND manufacturing activities for ANX105 and ANX1502. Compensation and personnel-related expenses increased by $3.6 million, including an increase of $1.8 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $0.5 million related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs increased by $1.2 million due to the commencement of our new office lease in Brisbane, California.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,503	$1,566	$1,937	124%
Consulting and professional services	3,792	1,962	1,830	93%
Facilities and depreciation	669	136	533	*
Other	135	146	(11)	(8%)
Total general and administrative expenses	$8,099	$3,810	$4,289	113%

*	Not meaningful

General and administrative expenses increased by $4.3 million, or 113%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $1.9 million in compensation and personnel-related expenses, including an increase of $1.2 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors and officers’ liability insurance increased by $1.8 million during the three months ended September 30, 2021. Facilities and depreciation costs increased by $0.5 million due to the commencement of our new office lease in Brisbane, California.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$72,849	$31,279	$41,570	133%
General and administrative	20,406	8,999	11,407	127%
Total operating expenses	93,255	40,278	52,977	132%
Loss from operations	(93,255)	(40,278)	(52,977)	132%
Other income, net	303	64	239	*
Net loss before taxes	(92,952)	(40,214)	(52,738)	131%
Provision for income taxes	—	5	-	*
Net loss	$(92,952)	$(40,219)	$(52,738)	131%

*	Not meaningful

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$30,608	$12,490	$18,118	145%
Consulting and professional services	5,606	2,594	3,012	116%
Contract manufacturing	14,464	7,238	7,226	100%
Laboratory supplies and materials	871	552	319	58%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	18,031	7,596	10,435	137%
Facilities and depreciation	3,127	665	2,462	*
Other	142	144	(2)	(1%)
Total research and development expenses	$72,849	$31,279	$41,570	133%

*	Not meaningful

Research and development expenses increased by $41.6 million, or 133%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $18.1 million in direct clinical outside services related to our multiple ongoing and planned clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis and geographic atrophy as well as preclinical outside services to support pre-IND activities for ANX105 and our small molecule program, ANX1502. Contract manufacturing expense increased by $7.2 million related to the production of ANX005, ANX007, and ANX009 as well as pre-IND manufacturing activities for ANX105 and ANX1502. Compensation and personnel-related expenses increased by $10.4 million, including an increase of $5.0 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $3.0 million related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs increased by $2.5 million due to the commencement of our new office lease in Brisbane, California.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$9,622	$3,501	$6,121	175%
Consulting and professional services	8,673	4,768	3,905	82%
Facilities and depreciation	1,578	369	1,209	*
Other	533	361	172	48%
Total general and administrative expenses	$20,406	$8,999	$11,407	127%

*	Not meaningful

General and administrative expenses increased by $11.4 million, or 127%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $6.1 million in compensation and personnel-related expenses, including an increase of $4.0 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees and directors and officers’ liability insurance increased by $3.9 million during the nine months ended September 30, 2021. Facilities and depreciation costs increased by $1.2 million due to the commencement of our new office lease in Brisbane, California.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through September 30, 2021, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO of our common stock. As of September 30, 2021, we had available cash and cash equivalents and short-term investments of $271.4 million and an accumulated deficit of $258.9 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(77,789)	$(33,831)
Net cash used in investing activities	(121,933)	(292)
Net cash provided by financing activities	847	360,876
(Decrease) increase in cash, cash equivalents and restricted cash	$(198,875)	$326,753

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $77.8 million, which consisted of a net loss of $93.0 million, partially offset by $15.4 million in non-cash charges and a net change of $0.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $11.9 million, depreciation and amortization of $1.6 million, accretion of discount on available-for-sale securities of $0.9 million, and reduction in the carrying amount of right-of-use assets of $0.9 million.

Cash used in operating activities for the nine months ended September 30, 2020 was $33.8 million, which consisted of a net loss of $40.2 million, partially offset by $3.3 million in non-cash charges and a net change of $3.1 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $2.9 million and depreciation and amortization of $0.4 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $121.9 million, which consisted of $191.1 million of purchases of available-for-sale securities and $0.8 million of purchase of property and equipment, partially offset by $62.0 million of proceeds from maturities of available-for-sale securities and $8.0 million of proceeds from sale of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2020 was $0.3 million, related to purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.8 million, related to $1.2 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases, partially offset by $0.4 million of deferred offering costs.

Cash provided by financing activities for the nine months ended September 30, 2020 was $360.9 million, which consisted of the net proceeds of $262.4 million from the IPO, net of underwriting discounts and expenses, the net proceeds received from sale and issuance of our Series D redeemable convertible preferred stock of approximately $96.8 million, and proceeds of $0.5 million from the Paycheck Protection Program loan, partially offset by repayment of the $0.5 million Paycheck Protection Program loan.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

As of September 30, 2021, we retained our eligibility as a smaller reporting company as well as an emerging growth company.

Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates, or public float, exceeded $700 million on June 30, 2021, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we will not be eligible for smaller reporting company status because we exceed the public float and revenue threshold for such status, we will qualify as a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company. As a result of these changes, we are in the process of assessing the impacts of this to our internal control over financial reporting and the accounting standards applicable for the Company. We will remain eligible to take advantage of smaller reporting company reporting requirements through our Annual Report on Form 10-K for the current fiscal year.

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

Except as described in the previous paragraph, we identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of evaluating our existing internal control framework and, if necessary, will make appropriate changes to our overall internal control over financial reporting process.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was approximately $63.4 million and $37.2 million, respectively, and our net loss for the three and nine months ended September 30, 2021 was approximately $35.6 million and $93.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $258.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2021, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $271.4 million. We expect our existing capital resources will fund our planned operating expenses into 2024. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

While inhibition of the complement pathway has been validated as a therapeutic approach, C1q inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover that our product candidates do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of disease, a product candidate, or the therapeutic approach, is not effective in other diseases. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to risks, including that our biomarker-driven approach may not translate into therapeutic effectiveness.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our product candidates could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We have experienced adverse events during clinical trials and may in the future experience adverse or unforeseen events during, or as a result of, clinical trials. If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We have received Orphan Drug designation for ANX005 for the treatment of GBS and HD, and we may seek Orphan Drug designation for certain future product candidates. We may be unable to obtain such designations or to maintain the benefits associated with Orphan Drug designation, including market exclusivity, which may cause any revenue from product sales to be reduced.

We have received Orphan Drug designation in the United States for ANX005 for the treatment of GBS and HD. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a biologics license application, or BLA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have implemented measures designed to improve our internal control over financial reporting to address the underlying causes of this material weakness. As a result of these measures, we remediated the material weakness as of December 31, 2019. However, we can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

As of September 30, 2021, we had 62 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, particularly our President and Chief Executive Officer, Douglas Love, Esq., Executive Vice President and Chief Medical Officer, Sanjay Keswani, MBBS, BSc, FRCP, Executive Vice President and Chief Innovation Officer, Ted Yednock, Ph.D., and Executive Vice President and Chief Scientific Officer, Larry Mattheakis, Ph.D., as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any future product candidates.

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

We cannot be certain that the steps we have taken will prevent unauthorized use or unauthorized reverse engineering of our technology that is material to our business. Moreover, third parties may independently develop technologies that are competitive with ours and such competitive technologies may or may not infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of any legal actions we may take against these third parties in the respective country or forum, but these actions may not be successful. As with all granted intellectual property, such intellectual property may be challenged, invalidated or circumvented, may not provide protection and/or may not prove to be enforceable in actions against specific alleged infringers.

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

As of September 30, 2021, we retained our eligibility as a smaller reporting company as well as an emerging growth company.

Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates, or public float, exceeded $700 million on June 30, 2021, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange

Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we will not eligible for smaller reporting company status because we exceed the public float and revenue threshold for such status, we will qualify as a “large accelerated filer” under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company. We will remain eligible to take advantage of smaller reporting company reporting requirements through our Annual Report on Form 10-K for the current fiscal year. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including many of the same exemptions from disclosure requirements as those that are available to emerging growth companies, such as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

If we sell shares of our common stock in the future, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen and Company LLC, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we had outstanding a total of 38,370,098 shares of common stock.

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

We and any future collaborators are subject to or affected by federal, state and foreign data protection laws and regulations which address privacy and data security. In the United States, numerous federal and state laws and regulations, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or HITECH, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of any future collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Many similar privacy laws have been proposed at the federal level and in other states.

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

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1	Sales Agreement, dated as of August 16, 2021, by and between Annexon Inc. and Cowen and Company, LLC.	10-Q	001-39402	10.1	08/16/21

10.2	Employment Agreement by and between the Registrant and Larry Mattheakis, Ph.D.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall Exhibit 32.1 be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annexon, Inc.
Date: November 9, 2021	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)