Form 10-K
period 2021-12-31
Annexon, Inc.
filed 2022-03-01
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39402

ANNEXON, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-5414423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Sierra Point Parkway, Bldg C, Suite 200

Brisbane, California 94005

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2021) was approximately $750 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. This calculation does not reflect a determination that such parties are affiliates for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2022 was 38,563,565.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Annexon, Inc., or the Company, was previously an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and a “non-accelerated filer” and “smaller reporting company,” each as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of December 31, 2021, the Company ceased to qualify as an emerging growth company and was deemed to be a “large accelerated filer,” as defined under Rule 12b-2 under the Exchange Act.

Although the Company is no longer an emerging growth company or a smaller reporting company, and on the cover page of this Annual Report on Form 10-K, the Company has checked the box indicating its status as a large accelerated filer, the Company remains eligible to take advantage of smaller reporting company reporting requirements through this Annual Report on Form 10-K, including reduced disclosure obligations regarding executive compensation that will be incorporated in this Annual Report on Form 10-K by reference to the information set forth in its proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission no later than 120 days after December 31, 2021.  The Company has elected to take advantage of certain of the reduced disclosure obligations available to smaller reporting companies in this Annual Report on Form 10-K.

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factor Summary” and “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our products could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

PART I

Item 1. Business.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Annexon” and the “Company” refer to Annexon, Inc. and its consolidated subsidiary. Annexon, Annexon, Inc., the Annexon logo and other trade names, trademarks or service marks of Annexon are the property of Annexon, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines designed to stop the classical complement pathway at its start, C1q, in order to bring therapies to patients suffering from serious complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. C1q, the initiating molecule of the classical complement pathway, is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Our proprietary platform leverages well-researched classical complement-mediated autoimmune and neurodegenerative disease processes, both of which are triggered by aberrant activation of C1q. Evidence suggests that potent and selective inhibition of C1q can prevent tissue damage triggered in antibody-mediated autoimmune disease and preserve loss of functioning synapses associated with cognitive and functional decline in complement-mediated neurodegeneration. By taking an upstream complement approach targeting C1q, our treatments are designed to act as an “on/off switch” to block all downstream components of the classical complement pathway that lead to excess inflammation, tissue damage and patient disability in a host of complement-mediated disorders, while preserving the normal immune function of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

We are advancing a broad pipeline of product candidates designed to block the activity of C1q and the entire classical complement pathway for a range of complement-mediated diseases. Our development strategy is focused on areas where C1q and the classical complement pathway is the key driver of disease. Our pipeline includes three clinical-stage assets across three therapeutic franchises:

•

Autoimmune. We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody formulated for intravenous administration for several autoimmune indications. ANX005 is currently being evaluated in a Phase 2/3 clinical trial for the potential treatment of patients with Guillain-Barré Syndrome (GBS) with data anticipated in 2023 and a Phase 2 trial in patients with warm autoimmune hemolytic anemia (wAIHA) with data anticipated in the second half of 2022. Our ANX009 clinical candidate is a subcutaneous formulation of an antigen-binding fragment, or Fab. ANX009 has been evaluated in a Phase 1 trial and based on the data from this trial, we plan to advance ANX009 into a Phase 1b trial in patients with lupus nephritis (LN) with initial data expected in the second half of 2022.

•

Neurodegeneration. We are also developing ANX005 for the potential treatment of neurodegenerative indications. ANX005 is currently being evaluated in Phase 2 trials in Huntington’s disease (HD) and amyotrophic lateral sclerosis (ALS). Interim data from the HD trial showed improvements in clinical measures and that ANX005 had been generally well tolerated. We plan to present the full data from our HD trial in the second quarter of 2022. Data from Phase 2 trial of ANX005 in patients with ALS is expected to be reported in 2023.

•

Ophthalmology. Our ANX007 program is a Fab formulated for intravitreal administration for the potential treatment of neurodegenerative diseases of the eye. We are currently conducting a Phase 2 trial in patients with geographic atrophy (GA) with data expected in 2023.

Beyond our clinical-stage assets, our preclinical portfolio of next generation product candidates includes ANX105, an investigational monoclonal antibody targeting neurodegenerative indications, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications. Based on learnings from our initial trials and our expertise in the role of C1q and the classical complement pathway, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation.

Our Company was co-founded by the late Dr. Ben Barres, former member of the National Academy of Sciences, Chair of Neurobiology at Stanford University and a pioneer in complement-mediated neurodegeneration, and Dr. Arnon Rosenthal, a world-renowned scientist and industry executive. We have assembled a seasoned and accomplished management team that has been involved in the discovery, development, approval and commercialization of numerous marketed drugs, and has been studying the complement pathway and autoimmune and neurodegenerative disorders for decades. Our team is further supported by an experienced scientific advisory board, board of directors, and leading healthcare investors that share our commitment to advancing transformative medicines for patients suffering from debilitating autoimmune and neurodegenerative diseases.

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

In March 2021, we completed the evaluation of our drug-drug interaction, or DDI, study of ANX005 co-administered with Intravenous Immunoglobulin (IVIg) in 14 patients with GBS. The DDI study was conducted to evaluate the safety and tolerability of ANX005 and IVIg co-administration in GBS patients, and measured pharmacokinetics (PK) and pharmacodynamics (PD) of ANX005 when administered in combination with IVIg. IVIg, though not approved by the U.S. Food and Drug Administration (FDA) in the United States for GBS, is currently the standard of care for GBS. Results from the DDI study demonstrated that co-administration of IVIg-ANX005 was well-tolerated and achieved full C1q target engagement, and C1q suppression was maintained within the targeted range. The open-label DDI study was not placebo-controlled or powered for statistical significance on efficacy measures. Several key GBS outcome measures were recorded from baseline, and early improvement was observed in GBS patients, including increased muscle strength, decreased neurofilament light chain (NfL) and improved GBS disability score. Results from the DDI study were presented at the Peripheral Nerve Society in 2021.

A randomized, placebo-controlled Phase 2/3 trial of ANX005 is ongoing in GBS patients in developing countries and we plan to release data from this trial in 2023. The Phase 2/3 trial is statistically powered to evaluate the efficacy of ANX005 in improving disability in GBS patients. ANX005 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of GBS.

Beyond GBS, we are evaluating ANX005 in patients with warm autoimmune hemolytic anemia, or wAIHA, an antibody-mediated autoimmune disease characterized by the premature destruction of red blood cells. The classical complement pathway plays an important role in wAIHA through the removal of red blood cells labeled by activated complement components in the spleen or liver (extra-vascular hemolysis) and less common destruction of red blood cells in the blood vessels by the classical complement generated membrane attack complex (intravascular hemolysis). We initiated a Phase 2 trial in patients with the primary diagnosis of wAIHA in 2021. We are conducting a non-interventional screening study in wAIHA patients to utilize complement activation markers to identify and select patients who may be more likely to respond to our anti-C1q therapy in the Phase 2 trial. We plan to report data from this trial in the second half of 2022.

We are also studying ANX005 in patients with HD as well as patients with ALS – two neurodegenerative disorders in which aberrant classical complement activation has been shown to be associated with synapse loss, elevated levels of NfL and disease progression. Phase 2 trials evaluating ANX005 in patients with HD and ALS are ongoing, each designed to assess ANX005’s safety, tolerability, target engagement and impact on disease-related biomarkers and clinical outcomes. In January 2022, we announced interim data from the HD trial from patients who completed the 24-week treatment period. Interim data showed that as of a safety cutoff date of October 17, 2021, treatment with ANX005 has been generally well-tolerated, with full target engagement of C1q in both serum and CSF observed through the dosing period as of a cutoff date of December 14, 2021. Evaluable patients maintained clinical function, as measured by changes in mean Composite Unified Huntington's Disease Rating Scale (cUHDRS), relative to baseline after six months of treatment, and improvement in cUHDRS was observed in more than half of all evaluable patients and in 75% of evaluable patients who showed excess complement activity at baseline. NfL levels observed after six months of treatment remained generally consistent and were comparable to NfL levels described in published natural history data for HD patients. We currently anticipate reporting full data from all patients treated, including data from the three-month follow-up period, in the second quarter of 2022. The ALS trial is ongoing and we plan to report data in 2023.

Our second clinical-stage product candidate is ANX007, an investigational C1q Fab designed for intravitreal administration in patients with complement-mediated neurodegenerative ophthalmic disorders. Consistent with the results we observed in preclinical studies, in the Phase 1b trial with intravitreal administration in glaucoma patients, ANX007 was well-tolerated and showed full target engagement and inhibition of C1q in the eye for at least four weeks. We believe inhibition of C1q may provide neuroprotective benefit by preventing the aberrant loss of functioning synapses in the retina in a variety of ophthalmic disorders, including glaucoma and geographic atrophy, or GA. A Phase 2 trial of ANX007 in patients with GA is ongoing, with the goal of protecting against the loss of photoreceptor neurons in a well-defined patient population. We plan to report data from this trial in 2023.

Our third clinical-stage product candidate is ANX009, an investigational C1q Fab designed for subcutaneous delivery, which was evaluated in a first-in-human, or FIH, clinical trial. In this trial, ANX009 was well-tolerated at all dose levels tested and no drug-related safety signals were observed. The trial showed that ANX009 led to sustained C1q inhibition at multiple doses, supporting the potential for twice weekly subcutaneous administration with the current formulation. We are developing ANX009 to potentially enable chronic dosing for patients with antibody-mediated autoimmune disorders where anti-C1q may have a disease-modifying effect and where we can utilize our targeted biomarker-driven approach. These disorders may include autoimmune hemolytic anemias and a subset of lupus nephritis patients who are selected for pathogenic anti-C1q antibodies, or PACA, and who have a high risk of renal flare.

We are developing additional next-generation product candidates, including ANX105, an investigational monoclonal antibody with enhanced dosing and PK properties designed for chronic neurodegenerative diseases, and ANX1502, an oral small molecule being developed for certain autoimmune indications. We intend to initiate a FIH trial of ANX105 in the first half of 2022, with data anticipated in 2023. We intend to initiate a FIH trial of ANX1502 in the second half of 2022, with data expected in 2023.

Our Strategy

Our goal is to develop disease-modifying medicines for patients suffering from classical complement-mediated diseases. Key elements of our strategy include:

•

Leveraging our distinct approach of inhibiting C1q and aberrant upstream classical complement activity to address a broad range of well-characterized classical complement-mediated diseases. By inhibiting C1q and the early classical cascade, we believe our product candidates are uniquely designed to address a wide range of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative disorders. We believe full classical complement inhibition may result in clinical benefits by blocking aberrant upstream immune cell activation in our targeted indications, as well as potentially provide safety advantages by leaving the lectin and alternative pathways intact to perform their normal immune functions. We believe our clinical-stage product candidates, ANX005, ANX007 and ANX009 are the first and leading clinical-stage product candidates designed to inhibit C1q and the entire classical complement pathway.

•

Advancing ANX005 through clinical development in multiple autoimmune and neurodegenerative indications of high unmet need. We are developing ANX005 as a potential treatment for GBS, HD, ALS and wAIHA. Our Phase 1b trial in patients with GBS demonstrated full target engagement of C1q in serum and the CSF, as well as a significant reduction in NfL, a well-accepted biomarker shown to be elevated in patients with GBS, HD and ALS and correlated with disease severity and clinical course and outcomes and is now in a Phase 2/3 trial. ANX005 is also being evaluated in ongoing Phase 2 trials in patients with HD, ALS and wAIHA. Interim data from the Phase 2 trial in HD patients showed meaningful improvements in clinical measures of disease and was generally well-tolerated.

•

Evaluating ANX007 as an agent for neuroprotective benefit in ophthalmic indications. We are developing ANX007 in neurodegenerative ophthalmic indications, such as glaucoma and GA. ANX007 reduced retinal damage in animal models of glaucoma and GA. In our Phase 1b trial in glaucoma patients, intravitreal administration of ANX007 resulted in full target engagement of C1q at both low and high doses. Based on this clinical dosing data, our preclinical data in glaucoma and GA, and proximate clinical validation from downstream complement approaches, we believe that ANX007 may provide neuroprotective benefit in patients with these and other complement-mediated ophthalmic disorders. ANX007 is currently being evaluated in a Phase 2 trial in patients with GA.

•

Expanding our autoimmune and neurodegenerative portfolios informed by data from our beachhead indications. Our initial indications represent our beachhead within antibody-mediated autoimmune and complement-mediated neurodegenerative diseases. We intend to leverage learnings from our initial indications to inform selection of additional orphan and larger patient populations involving related biological mechanisms. In our autoimmune portfolio, potential indications include antibody-mediated autoimmune disorders such as wAIHA, Cold Agglutinin Disease, or CAD, multifocal motor neuropathy, and lupus nephritis, (specifically in lupus nephritis patients with endogenous PACA). In our neurodegenerative portfolio, potential indications include complement-mediated neurodegeneration disorders in the eye and brain such as glaucoma, GA, HD, ALS, frontotemporal dementia and Alzheimer’s disease. We plan to efficiently prosecute these broad opportunities utilizing our disciplined, biomarker-driven development strategy.

•

Developing additional product candidates that are designed to inhibit activation of the classical complement cascade. We have secured broad intellectual property protection for our upstream complement platform and intend to leverage our intellectual property and know-how to protect and enhance our leading position in developing novel therapeutics that target the classical complement cascade. We are developing product candidates, such as ANX009, to modulate the classical pathway with the potential to become tailored therapeutics for a large range of indications using different molecular modalities, dosing regimens and tissue localization strategies. In addition, we are developing next generation product candidates, including ANX105, an investigational monoclonal antibody, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications.

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

There are three main complement pathways (also called cascades)—the classical, lectin and alternative pathways. Each pathway is initiated by different molecules that respond to distinct triggers. When activated, the initiating molecules set in motion a cascade of enzymatic reactions that greatly amplify, or complement, an inflammatory response. The classical pathway is initiated by C1q, which recognizes antibody complexes, specific pathogens, damaged cells or unwanted cellular components. The lectin pathway is triggered by carbohydrates on the surface of pathogens or cells. The alternative pathway amplifies the action of the other two pathways and also self-activates to eliminate pathogens or cells that are not specifically shielded by the body’s built-in self-protective systems. While these three pathways are initiated by distinct molecules, they converge downstream on common pathway components known as C3 and C5.

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

•

Disciplined, biomarker-driven development strategy for our product candidates. We are deploying a disciplined, biomarker-driven development strategy designed to establish confidence that our product candidates are engaging the specific target at a well-tolerated therapeutic dose in the intended patient tissue. We design small, early-stage clinical trials to rigorously evaluate our product candidates using target engagement and pharmacodynamic biomarkers. We are utilizing sensitive, specific assays for C1q and activation of downstream classical complement components to evaluate target engagement in patient tissues that are most relevant for the diseases that we are treating. We believe that this strategy allows us to make rational decisions regarding our therapeutic pipeline, increasing the probability of technical success over shorter development timelines.

Our Pipeline

Our pipeline is focused on antibody-mediated autoimmune and complement-mediated neurodegenerative disorders for which there is significant unmet medical need. Our product candidates are summarized in the table below.

Our First Product Candidate, ANX005

ANX005 is an investigational humanized recombinant monoclonal antibody that is designed to potently bind and inhibit C1q. We have completed a Phase 1b clinical trial for ANX005 in patients with GBS in which ANX005 was well-tolerated and achieved full target engagement and C1q suppression in the PNS and CNS. Based on the results from our Phase 1b trial, we are now evaluating ANX005 in a Phase 2/3 trial in patients with GBS and Phase 2 trials in HD, ALS and wAIHA. ANX005 has been granted Orphan Drug and Fast Track designations from the FDA for the treatment of GBS.

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

C1q is a key driver of pathogenesis in GBS

GBS is an acute, autoimmune disease driven by antibodies that lead to activation of the classical complement cascade. Pathological nerve-targeting auto-antibodies, which may be triggered by an infection, lead to the activation of C1q and the classical complement cascade. Studies have shown that pathogenic auto-antibodies are present in the serum and CSF and that activated components of the complement cascade are deposited on peripheral nerve tissue from GBS patients. Peripheral nerve roots are immersed in CSF as they emerge from the spinal cord and are prominent sites of damage in GBS. The figure below illustrates the activation of the classical complement pathway within peripheral nerves in a GBS patient. The left image shows a low magnification view of a peripheral nerve from a GBS patient with numerous individual nerve fibers coated with membrane-damaging complement activation products (C5b-9; dark staining). The middle image shows a high magnification view of an individual nerve fiber with deposition of C3d (dark staining), a complement activation product that directs immune cell attack. The right image shows a highpower image of an individual nerve fiber being probed by an infiltrating immune cell (macrophage).

We believe that by blocking the activity of C1q early in the onset of the disease, we can minimize the neuronal damage caused by these pathogenic auto-antibodies, in turn reducing the patients’ symptoms and accelerating their neurological recovery.

Neurofilament light chain (NfL), a marker of neurodegeneration, is highly elevated in GBS

NfL, an intracellular neuron-specific protein, has emerged as a well-accepted biomarker of nerve damage in disorders characterized by damaged or degenerating nerves. NfL is a subunit of neurofilaments, which are cylindrical proteins exclusively located in the cytoplasm of nerve cells and are released into the CSF and blood when nerves are damaged (illustration below). Recent ultrasensitive techniques (e.g., single-molecule array technology) have made it possible to accurately and quantitatively detect longitudinal changes of NfL in both blood and CSF, with very low analytical variation. These assay properties, in addition to neuron-specificity, position NfL as an important decision-enabling tool in proof-of-concept studies of neuroprotective agents across a wide variety of diseases.

Neurofilament Light Chain (NfL) is released from damaged nerve cells

Elevated NfL levels correlate with current patient disability and predict patient outcomes in autoimmune neurological diseases such as GBS, multiple sclerosis, or MS, chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy as well as in chronic neurodegenerative diseases such as Huntington’s disease, amyotrophic lateral sclerosis, spinal muscular atrophy, or SMA, frontotemporal dementia, and Alzheimer’s disease. Moreover, effective treatments for MS (e.g., ocrelizumab, natalizumab and fingolimod) and SMA (e.g., nusinersen) that prevent neurological disability in patients have been shown to significantly reduce NfL levels in these same patients. In patients with GBS, NfL is very highly elevated (in some instances, greater than 100-fold above normal). Retrospective and prospective studies in GBS patients have shown that NfL levels in CSF and serum may correlate with disease course, severity and prognosis in GBS.

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

Based on the results of the Phase 1b trial, we selected the 75 mg/kg dose of ANX005 for ongoing development in GBS. Following the completion of the Phase 1b treatment cohorts (through 75 mg/kg), two unblinded exploratory cohorts were enrolled to establish higher dose and multiple dose safety and PK/PD to inform subsequent chronic dosing trials. These two exploratory cohorts were a single dose of 100 mg/kg, and two doses of 75 mg/kg separated by one week (150 mg/kg total). At these higher dose levels, ANX005 was well-tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred; moreover, we did not reach a maximum tolerated dose. Similarly, we observed full inhibition of C1q in serum and CSF, a reduction in NfL and trends of improvement in clinical measures when compared to placebo; however, there was no additional impact on these clinical measures beyond that seen at 75 mg/kg.

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

We are conducting a non-interventional screening study in wAIHA patients to utilize complement activation markers in an effort to identify and select patients who may be more likely to respond to our anti-C1q therapy in our Phase 2 trial. The open label Phase 2 trial in wAIHA patients is designed to evaluate safety, tolerability, PK, pharmacodynamic impact and efficacy, as measured by biomarkers of hemolysis and changes in hemoglobin. We anticipate reporting data from this trial in the second half of 2022. We are also evaluating ANX005 in patients with CAD.

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

Development of ANX005 in HD

We are currently conducting an open-label Phase 2 trial in HD patients to evaluate ANX005’s ability to inhibit C1q in the CSF and to reduce levels of serum and CSF NfL. In January 2022, we reported interim results from patients who completed the 24-week treatment period. This interim analysis showed that treatment with ANX005 was generally well-tolerated as of the safety cutoff date of October 17, 2021, with full target engagement of C1q in both serum and cerebrospinal fluid (CSF) observed through the dosing period as of December 14, 2021. Evaluable patients maintained clinical function, as measured by changes in mean Composite Unified Huntington's Disease Rating Scale (cUHDRS), relative to baseline after six months of treatment, and improvement in cUHDRS was observed in more than half of all evaluable patients and in 75% of evaluable patients who showed excess complement activity at baseline. NfL levels observed after six months of treatment remained generally consistent and were comparable to NfL levels described in published natural history data for HD patients. Overall, these interim findings appeared to support the scientific hypothesis of our scientific founder, the late Ben Barres, who believed that blocking C1q protects synaptic loss and can lead to rapid functional impact on clinical outcomes in neurodegenerative diseases.

The Phase 2 trial remains ongoing, and we anticipate reporting full data from all patients treated, including data from the three-month follow-up period, in the second quarter of 2022. Pending results from the full dataset, we plan to evaluate the opportunity for a Phase 3 trial of ANX005 in HD patients.

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

The same peripheral nerve pathway is involved in GBS and ALS

NfL is elevated in ALS patients

ALS patients have substantial elevations of NfL in both CSF and serum compared with controls and pre-symptomatic mutation carriers. In ALS patients, serum levels of NfL increase in the year prior to onset of disease symptoms (see below). In addition, it has been observed that NfL levels in ALS patients correlate both with current disability and future patient outcomes.

Serum NfL Elevated in ALS Patients a Year Prior to Symptom Onset

Development of ANX005 in ALS

We are currently conducting an open-label Phase 2 trial in ALS patients to evaluate ANX005’s ability to inhibit C1q in the CSF and to reduce NfL levels in serum in ALS patients. We anticipate reporting data from this trial in 2023. Based on the results of this trial, we will evaluate whether to initiate a potential registrational program for ALS.

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

Our Third Product Candidate, ANX009

ANX009 is designed to potently bind to C1q and inhibit activation of the classical complement cascade. ANX009 is a Fab designed for subcutaneous delivery, and was well tolerated in preclinical toxicology studies. A Phase 1 FIH clinical trial was completed in 2021 and data showed that ANX009 was well tolerated and showed complete and sustained C1q inhibition, supporting potential twice weekly subcutaneous administration.

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

Our Next-Generation Product Candidates

We are developing next-generation product candidates, including ANX105, an investigational monoclonal antibody designed to have enhanced dosing and PK properties facilitating use in chronic neurodegenerative diseases. We plan to initiate a FIH trial of ANX105 in the first half of 2022 with data expected in 2023. Our small molecule program is targeting compounds suitable for oral dosing for the treatment of chronic autoimmune and neurodegenerative diseases. We are developing ANX1502, an investigational oral small molecule for the treatment of autoimmune indications, and plan to initiate a FIH clinical trial in the second half of 2022 with data anticipated in 2023.

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

As of January 15, 2022, our patent portfolio, including patents licensed from our partners, comprised 15 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

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

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include five granted U.S. patents, two pending U.S. patent applications, 15 granted foreign patents and 24 pending foreign patent applications. The U.S. patents in these families cover ANX005, ANX007, ANX009 and ANX105. These patents will expire between 2034 and 2037, absent any disclaimers, extensions or adjustments of patent term.

Another patent family that we own includes one granted U.S. patent, one pending U.S. patent application, one granted foreign patent, and 13 pending foreign patent applications. The granted U.S. patent in this family includes claims directed to antibody fragments of anti-C1q antibodies, including ANX007 and ANX009. This patent will expire in 2037, absent any disclaimers, extensions or adjustments of patent term.

Two other patent families that we own include two U.S. patent applications.  The U.S. patent applications in these families include claims directed to anti-C1q antibodies, including ANX105. Patents that may be issued from this family would expire in 2042, absent any disclaimers, extensions or adjustments of patent term.

Another patent family that we own includes one pending U.S. patent application, one pending Patent Cooperation Treaty, or PCT, application, and three pending foreign patent applications.  The pending U.S. patent application in this family includes claims covering certain small molecule modulators of the classical pathway, including ANX1502. Patents that may be issued from this family would expire in 2041, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes eight patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes or Fondazione Telthon and Universitia degla Studi di Trento, directed to the treatment of certain medical conditions using anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. These families include four pending U.S. patent applications, one granted foreign patent, five pending foreign patent applications, and four pending PCT applications. Patents that may be issued from these applications would expire between 2034 and 2042, absent any disclaimers, extensions or adjustments of patent term.

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

Patent Term and Term Extensions

The terms of individual patents are determined based primarily on the filing date of the earliest non-provisional patent application to which a claim of priority is made or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the filing date of the earliest non-provisional patent application to which a claim of priority is made. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive the extension, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidates. Where one patent covers multiple products or product candidates, it may only receive an extension for one of the covered products; any extension related to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from filing date of the earliest non-provisional patent application to which a claim of priority is made, such as a PCT application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, and experience in obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Guillain-Barré Syndrome

There are currently no approved therapies for GBS in the United States. IVIg and plasma exchange are the current standards of care in the Western world and parts of Asia and two products are in development. Hansa Biopharma AB is conducting an open label Phase 2 trial of imlifidase in GBS patients in Europe and AstraZeneca/Alexion is conducting a Phase 3 study of SOLIRIS in GBS in Japan.

Autoimmune Hemolytic Anemias

There are currently no approved therapies for wAIHA in the United States and three products are in development in Phase 3 trials. Rigel is running a Phase 3 clinical trial of Tavalisse in wAIHA. Incyte initiated a Phase 3 wAIHA trial with parsaclisib, an oral PI3K delta inhibitor in January 2022. In addition, Janssen is conducting a Phase 2/3 trial of nipocalimab, an anti-neonatal Fc receptor antibody for wAIHA.

Sanofi’s sutimlimab is approved by the FDA for CAD. Other companies that have trials ongoing or planned in these rare anemias include Sanofi’s rilzabrutinib for wAIHA, Immunovant’s IMVT-1401 for wAIHA, Novartis’s iptacopan for CAD in Phase 2 and Sanofi’s BIVV020 for CAD in Phase 1.

Lupus Nephritis

There are currently two approved medicines specifically for LN: GSK’s Benlysta and Aurinia’s Lupkynis. There are three products in development targeting the complement pathway, all in Phase 2 development: AstraZeneca’s ravulizumab, a C5 inhibitor, and ALXN2050, an oral Factor D inhibitor, as well as Omeros’s narsoplimab, a MASP-2-targeting monoclonal antibody. Outside of the complement pathway, there are four products in Phase 3 development: Roche’s Obinutuzumab, Novartis’s secukinumab and ianalumab and AstraZeneca’s anifrolumab.

Huntington’s Disease

There are no approved disease-modifying therapies for HD. Multiple companies are developing potentially disease-modifying therapies, including Prilenia’s Pridopidine in Phase 3, PTC Therapeutics’s PTC518 in Phase 2, and uniQure’s AMT-130 in Phase 1. Additional early-stage products in development are Wave Life Sciences’s WVE-003 in Phase and Novartis’s branaplam in Phase 2.

Amyotrophic Lateral Sclerosis

The drugs riluzole and Radicava (edaravone) are currently approved for the treatment of ALS and have shown modest effects in slowing the progression of the disease. Amylyx has completed a Phase 3 trial and submitted AMX0035 for approval to the FDA. Zilucoplan, a C5a inhibitor from UCB, is in a Phase 2/3 study as a part of the HEALY ALS platform trial. Apellis has also initiated a Phase 2 study with APL-2, their C3-inhibitor. There are a significant number of companies conducting clinical trials in ALS patients, including Ionis, NurOwn, Biohaven, Prilenia, Cytokinetics and others.

Geographic Atrophy

No FDA-approved treatment is currently available for GA. We are aware of a number of companies developing products for the treatment of GA. Those products in clinical development targeting the complement cascade include: Apellis’s APL-2, a C3 inhibitor, which has completed a Phase 3 trial; Iveric Bio’s zimura, a C5 inhibitor in a Phase 3 trial; NGM Pharma’s NGM621, a C3 inhibitor in a Phase 2 trial; Ionis’s IONIS-FB-LR, an antisense molecule inhibitor of Complement Factor B in a Phase 2 trial; AstraZeneca’s danicopan, an oral, complement factor D inhibitor in a Phase 2 trial and Gemini Therapeutics’s GEM103, a recombinant complement factor H in a Phase 2 trial. Complement-directed therapies in clinical development for genetically selected patient populations include GT005, a Factor I gene therapy in Phase 2 development by Gyroscope, and GEM103, a Factor H replacement therapy in a Phase 2 trial being developed by Gemini Therapeutics. Other products that do not target the complement cascade currently in Phase 2 or 3 clinical trials are being developed by Roche, Stealth BioTherapeutics, Allegro, Alkeus Pharmaceuticals and Regenerative Patch Technologies.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of product candidates such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the U.S. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLP requirements and other applicable regulations;
•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an institutional review board, or IRB, or ethics committee, or EC, at each clinical site before the trial is commenced at such site;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug, or the safety, purity and potency of the proposed biologic for its intended purpose;

•	preparation of and submission to the FDA of an NDA or BLA after completion of all required clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA whether to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed drug or biologic is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP; and

•	FDA review and approval of the BLA or NDA to permit commercial marketing of the product for specific indication(s) for use in the United States.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA, which is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for the proposed clinical trial(s). The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically goes into effect 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

For purposes of BLA or NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 trials may also be made a condition to approval of the BLA or NDA.

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

FDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA or NDA requesting approval to market the product candidate for one or more indications. The BLA or NDA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product candidate or from a number of alternative sources, including studies and trials initiated by investigators. The submission of a BLA or NDA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA or NDA is also subject to an annual program fee. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs or NDAs for products designated as Orphan Drugs, unless the application also seeks a non-orphan-designated indication.

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA or NDA must be resubmitted with the additional information. Once a BLA or NDA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facilities in which it is manufactured, processed, packed or held meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene a public Advisory Committee to provide additional expert insight on application review questions. The FDA is not bound by recommendations of an Advisory Committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA or NDA, the FDA will typically inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites and/or the sponsor’s offices to assure compliance with GCP.

After the FDA evaluates a BLA or NDA and conducts inspections of clinical trial sites and manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the BLA or NDA is not ready for approval in its present form and ends the current review cycle, and will describe all of the deficiencies that the FDA has identified in the BLA or NDA. The FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA or NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. Additionally, the FDA may approve a BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post- marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-marketing studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of product candidates that meet certain criteria. Specifically, drugs and biologics s are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a Fast Track product candidate, the FDA may consider sections of the BLA or NDA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A BLA or NDA for a Fast Track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA or NDA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the product candidate, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

In addition, a product candidate may be eligible for accelerated approval. Drugs and biologics intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the drug or biologic has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug or biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a product or indication approved under accelerated approval if, for example, the sponsor fails to conduct any required post-marketing studies in a timely manner, or if such studies fail to verify the predicted clinical benefit of the product.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant Orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan Drug designation must be requested before submitting a BLA or NDA. After the FDA grants Orphan Drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process

If a product candidate that has Orphan Drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA or NDA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity or if the FDA finds that the holder of the Orphan Drug exclusivity has not shown that it can assure the availability of sufficient quantities of the Orphan Drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan Drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and development activities and a waiver of the BLA or NDA application user fee.

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

Post-Approval Requirements

Any drugs or biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•	fines, Warning Letters, or untitled enforcement letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of so-called “off-label” uses. Failure to comply with these requirements can result in, among other things, adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Drug Product Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state fraud and abuse laws, including false claims, civil monetary penalties, consumer protection and transparency laws regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals, as well as similar foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, including clinical trial data, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation, or the GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. Furthermore, there can be no assurance that a product will be considered medically reasonable and necessary for a specific indication, that a product will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payor’s reimbursement policies will not adversely affect the ability to sell a product profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action.

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

Human Capital Resources

As of December 31, 2021, we had 61 full-time employees, 45 of whom were primarily engaged in research and development activities. A total of 22 employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are based in our Brisbane, California facility, subject to hybrid and remote work arrangements.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on March 3, 2011. Our principal executive offices are located at 1400 Sierra Point Parkway, Bldg C, Suite 200, Brisbane, California 94005, and our telephone number is (650) 822-5500. Our corporate website address is www.annexonbio.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was approximately $130.3 million and $63.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $296.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2021, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $242.7 million. We expect our existing capital resources will fund our planned operating expenses into the first quarter of 2024. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have no products approved for sale, and our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety, purity, potency and/or efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic and more recently in connection with the spread of the Delta and omicron variants, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories have been delayed.

As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have experienced, and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. These disruptions include but are not limited to:

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

These and other factors arising from the COVID-19 pandemic could worsen or could return in countries where the COVID-19 pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

In particular, the COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our clinical trials and has resulted in increased competition among companies conducting clinical trials for more limited hospital space.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may continue to affect our clinical trials, business, financial condition, results of operations, and clinical development timelines and plans will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the outbreak, the emergence of new variants, rates of infection in the locations in which we and our CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business operate, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical trial application, or CTA, will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. For example, prior to the authorization of our IND for HD, the FDA placed the Phase 2 trial on clinical hold in order to obtain additional information on our preclinical data package; we provided the required information, and the clinical hold was lifted in March 2020. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

From time to time, we publicly disclose interim, “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the “top-line” results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line,” and preliminary data should be viewed with caution until the final data are available. From time to time, we also disclose interim, preliminary or topline data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between “top-line,” preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the top-line, preliminary or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.

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

We have received Orphan Drug designation in the United States for ANX005 for the treatment of GBS and HD. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a biologics license application, or BLA, or New Drug Application, or NDA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants Orphan Drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with Orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

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

We may seek a Breakthrough Therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies by the FDA may also be eligible for priority review and rolling review of BLA or NDA submissions.

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

The FDA has granted Fast Track designation for ANX005 in GBS, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs and biologics that have received Fast Track designation have failed to obtain approval.

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

We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. We may not promote our products “off-label” for indications or uses for which they do not have approval. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety, purity, potency and/or efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with Good Clinical Practice, or GCP, requirements, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize a portfolio of products that address classical complement-mediated autoimmune and neurodegenerative diseases. A component of our strategy is to evaluate our product candidates in multiple indications based, in part, on our evaluation of certain biomarkers in a disease area. For example, we intend to evaluate ANX005 in neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, and Huntington’s disease, or HD; however, we are continuing to evaluate ANX005 in these patient populations, and even if we believe we have obtained positive clinical results in patients with one of these neurodegenerative diseases, such results may not be replicated in later studies evaluating ANX005 in patients with the same disease or across other neurodegenerative or autoimmune diseases. Even though we are currently developing a pipeline of product candidates, our development efforts may still fail to yield product candidates potentially suitable for commercialization for many reasons, including the following:

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section captioned “Business—Competition” in this report.

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

As of December 31, 2021, we had 61 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, as well as our senior scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any future product candidates.

In February 2022, Sanjay Keswani, MBBS, FRCP, our Executive Vice President and Chief Medical Officer, resigned in order to tend to personal obligations in the United Kingdom. Although we are engaged in a search for a new chief medical officer, we may experience difficulties or delays in identifying a qualified replacement. We cannot guarantee that we will not face similar turnover in the future. Management transition is often difficult. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business.

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

Whether merited or not, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such litigation can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. There can be no assurance with respect to the outcome of any current or future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, operating results and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcome of such litigation can vary significantly, it is difficult to estimate potential losses that may occur. As a result of such litigation, we may be required to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs or royalty obligations. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our products unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use or sale. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

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

In addition, we have a number of patents and patent applications outside of the United States and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. The laws of some international jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in obtaining, protecting and defending such rights in certain jurisdictions outside of the United States. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in international jurisdictions, our business, financial condition, results of operations and prospects could be materially and adversely affected. Earlier patent filings in certain international countries may also permit third parties to allege priority to certain technology in those countries.

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

In addition to the protection afforded by patents, we rely on confidentiality agreements to protect confidential information and proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Furthermore, the laws of some other jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and in other jurisdictions. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. The failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or conflict with third-party rights. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition with potential partners, physicians or patients in our markets of interest. During trademark registration proceedings, our trademark applications may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Furthermore, third parties may file first for our trademarks in certain countries. If they succeeded in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our future products in those countries. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. In such cases, over the long term, if we are unable to establish and maintain name recognition based on our trademarks and trade names, then our commercial success abilities may be impacted.

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

We will have to comply with requirements concerning advertising and promotion for any future products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. We may not promote products for indications or uses for which they do not have approval. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety, purity, potency and/or efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical, biopharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may submit an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application, or NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior findings of safety and effectiveness of of the small molecule innovator product. For example, a 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if our small molecule program results in a product that is approved, competitors could submit ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products. If there are patents listed for our small molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians, as defined by such law, certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

As of December 31, 2021, we are no longer an “emerging growth company,” and the reduced disclosure and governance requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2021, we ceased to qualify as an “emerging growth company,” as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act, because on June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million. As a result, we are no longer permitted to take advantage of the reduced reporting and governance requirements that are available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-

binding advisory votes on executive compensation and golden parachute payments. Although we are no longer an emerging growth company, we remain eligible to take advantage of smaller reporting company reporting requirements through this Annual Report on Form 10-K, including reduced disclosure obligations regarding executive compensation that will be incorporated in this Annual Report on Form 10-K by reference to the information set forth in our proxy statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021.

As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Compliance with these additional laws, rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

We incur significant costs as a result of operating as a public company, and our management needs to devote substantial time to compliance initiatives. We may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties that could materially and adversely affect our business, financial condition, results of operations and prospects.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Stock Market LLC and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel needs to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, these reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404, beginning with this Annual Report on Form 10-K, we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we are a “large accelerated filer” as of December 31, 2021, we are subject to the reporting requirements under Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of such date.

Our management’s assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business. We can give no assurance that material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially and adversely affect our business, financial condition, results of operations and prospects.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, we had outstanding a total of 38,560,854 shares of common stock.

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

We completed a study through June 30, 2021, to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that an ownership change occurred in 2014 and 2020. The Company has identified $0.1 million and $39.9 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation and excluded these amounts from deferred tax asset balances as of December 31, 2021. Federal operating losses carryforwards of $257.8 million and state and local net operating loss carryforwards of $30.8 million are not expected to expire unutilized as a result of ownership changes identified through June 30, 2021.

Our ability to use net operating loss carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership subsequent to June 30, 2021. As a result, even if we attain profitability, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we were required to have three women and at least one director from an underrepresented community on our board of directors by the end of 2021 and two or three directors from an underrepresented community on our board of directors by the end of 2022, depending on the size of our board of directors at the time. We had one woman on our board of directors at the end of 2021, and we may be fined for failure to meet the California requirements. While we currently have two women and four directors from underrepresented communities on the board of directors, recruiting and retaining board members carries uncertainty, and failure to comply with these California requirements will result in financial penalties

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with any future products we may sell, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. We and certain of our service providers are from time to time, subject to cyberattacks and security incidents.  While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our critical third parties’ operations, it could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a computer security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Actual or perceived failure to comply with applicable data protection laws, regulations, standards and other requirements could lead to government enforcement actions and civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and future collaborators are or may become subject to federal, state and foreign data protection laws and regulations governing data privacy and security. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and  future collaborators.

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, collectively HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. Depending on the facts and circumstances, however, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including the GDPR, may also apply to health-related and other personal data of data subjects in the EEA. The GDPR went into effect on May 25, 2018, and companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal information, and honoring and providing for the rights of EEA individuals in relation to their personal information, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU, or CJEU, invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the

EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Compliance with these data protection laws and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Any actual or perceived failure to comply by us or our employees, representatives, contractors, consultants, collaborators, or other third parties could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Brisbane, California, where we lease approximately 65,818 square feet of office and laboratory space. The contractual term of the Brisbane lease commenced in November 2021 and will end in October 2031, with an option to extend for an additional ten years. Concurrent with the execution of the Brisbane lease agreement, we entered into an agreement to terminate our existing lease for our current corporate headquarters in South San Francisco effective upon the commencement of the Brisbane lease. We believe that our existing facilities are sufficient for our near-term needs.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, results of operations and financial condition. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “ANNX” since July 24, 2020. Prior to that, there was no public market for our common stock.

Stockholders

As of February 18, 2022, there were 51 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On July 23, 2020, our registration statement on Form S-1, as amended (Registration No. 333-239647), was declared effective in connection with our initial public offering. As of December 31, 2021, all of the proceeds from the initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines designed to stop the classical complement pathway at its start, C1q, in order to bring therapies to patients suffering from serious complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. C1q, the initiating molecule of the classical complement pathway, is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Our proprietary platform leverages well-researched classical complement-mediated autoimmune and neurodegenerative disease processes, both of which are triggered by aberrant activation of C1q. Evidence suggests that potent and selective inhibition of C1q can prevent tissue damage triggered in antibody-mediated autoimmune disease and preserve loss of functioning synapses associated with cognitive and functional decline in complement-mediated neurodegeneration. By taking an upstream complement approach targeting C1q, our treatments are designed to act as an “on/off switch” to block all downstream components of the classical complement pathway that lead to excess inflammation, tissue damage and patient disability in a host of complement-mediated disorders, while preserving the normal immune function of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

We are advancing a broad pipeline of product candidates designed to block the activity of C1q and the entire classical complement pathway for a range of complement-mediated diseases. Our development strategy is focused on areas where C1q and the classical complement pathway is the key driver of disease. Our pipeline includes three clinical-stage assets across three therapeutic franchises:

•

Autoimmune. We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody formulated for intravenous administration for several autoimmune indications. ANX005 is currently being evaluated in a Phase 2/3 clinical trial for the potential treatment of patients with Guillain-Barré Syndrome (GBS) with data anticipated in 2023 and a Phase 2 trial in patients with warm autoimmune hemolytic anemia (wAIHA) with data anticipated in the second half of 2022. Our ANX009 clinical candidate is a subcutaneous formulation of an antigen-binding fragment, or Fab. ANX009 has been evaluated in a Phase 1 trial and based on the data from this trial, we plan to advance ANX009 into a Phase 1b trial in patients with lupus nephritis (LN) with initial data expected in the second half of 2022.

•

Neurodegeneration. We are also developing ANX005 for the potential treatment of neurodegenerative indications . ANX005 is currently being evaluated in Phase 2 trials in Huntington’s disease (HD) and amyotrophic lateral sclerosis (ALS). Interim data from the HD trial showed improvements in clinical measures and that ANX005 had been generally well tolerated. We plan to present the full data from our HD trial in the second quarter of 2022. Data from Phase 2 trial of ANX005 in patients with ALS is expected to be reported in 2023.

•

Ophthalmology. Our ANX007 program is a Fab formulated for intravitreal administration for the potential treatment of neurodegenerative diseases of the eye. We are currently conducting a Phase 2 trial in patients with geographic atrophy (GA) with data expected in 2023.

Beyond our clinical-stage assets, our preclinical portfolio of next generation product candidates includes ANX105, an investigational monoclonal antibody targeting neurodegenerative indications, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications. Based on learnings from our initial trials and our expertise in the role of C1q and the classical complement pathway, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $130.3 million and $63.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $296.3 million and cash and cash equivalents and short-term investments of $242.7 million.

Initial Public Offering

On July 28, 2020, we completed an initial public offering of our common stock on the Nasdaq Global Select Market, or the IPO. As part of the IPO, we issued and sold 14,750,000 shares of our common stock at a public offering price of $17.00 per share and 2,139,403 shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares at a price of $17.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to rapidly evolve, and its ongoing impact is uncertain and subject to change. For instance, we have experienced interruption in clinical trial activities, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. We will continue to monitor the COVID-19 pandemic situation closely. The extent of the impact of the COVID-19 pandemic on our clinical trials, business, financial condition, results of operations and clinical development timelines and plans remains uncertain, and will depend on, among other factors, the duration of the outbreak, the emergence of new variants, rates of infection in the locations in which we do business, restrictions that may be requested or mandated by governmental authorities, and the impact of the COVID-19 pandemic on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

Interest and Other Income, Net

Interest and other income, net, primarily consists of non-recurring income from research grants and interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$100,066	$49,271	$50,795	103%
General and administrative	30,647	14,198	16,449	116%
Total operating expenses	130,713	63,469	67,244	106%
Loss from operations	(130,713)	(63,469)	(67,244)	106%
Interest and other income, net	390	57	333	*
Net loss	$(130,323)	$(63,412)	$(66,911)	106%

*	Not meaningful

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$42,380	$18,712	$23,668	126%
Consulting and professional services	8,023	3,947	4,076	103%
Contract manufacturing	19,322	12,588	6,734	53%
Laboratory supplies and materials	1,104	726	378	52%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	24,350	11,876	12,474	105%
Facilities and depreciation	4,745	1,018	3,727	*
Other	142	404	(262)	(65%)
Total research and development expenses	$100,066	$49,271	$50,795	103%

*	Not meaningful

Research and development expenses increased by $50.8 million, or 103%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of $23.7 million in direct clinical outside services related to our multiple ongoing and planned clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis and geographic atrophy as well as preclinical outside services to support pre-IND activities for ANX105 and our small molecule program, ANX1502. Contract manufacturing expense increased by $6.7 million related to the production of ANX005, ANX007, and ANX009 as well as pre-IND manufacturing activities for ANX105 and ANX1502. Compensation and personnel-related expenses increased by $12.5 million, including an increase of $6.3 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $4.1 million related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs increased by $3.7 million due to the commencement of our new office lease in Brisbane, California.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Dollar Change	% Change
	(in thousands)
Consulting and professional services	$13,726	$7,350	6,376	87%
Compensation and personnel-related (including stock-based compensation)	13,567	5,715	7,852	137%
Facilities and depreciation	2,353	729	1,624	*
Other	1,001	404	597	148%
Total general and administrative expenses	$30,647	$14,198	$16,449	116%

*	Not meaningful

General and administrative expenses increased by $16.4 million, or 116%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of $7.9 million in compensation and personnel-related expenses, including an increase of $5.0 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees and directors and officers’ liability insurance increased by $6.4 million. Facilities and depreciation costs increased by $1.6 million due to the commencement of our new office lease in Brisbane, California.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through December 31, 2021, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the IPO. As of December 31, 2021, we had available cash and cash equivalents and short-term investments of $242.7 million and an accumulated deficit of $296.3 million.

Cash Flows

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(106,110)	$(53,087)
Net cash used in investing activities	(88,236)	(83,164)
Net cash provided by financing activities	1,795	360,876
(Decrease) increase in cash, cash equivalents and restricted cash	$(192,551)	$224,625

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $106.1 million, which consisted of a net loss of $130.3 million, partially offset by $20.9 million in non-cash charges and a net change of $3.3 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $16.3 million, depreciation and amortization of $2.1 million, accretion of discount on available-for-sale securities of $1.3 million, and reduction in the carrying amount of right-of-use assets of $1.3 million.

Cash used in operating activities for the year ended December 31, 2020 was $53.1 million, which consisted of a net loss of $63.4 million, partially offset by $5.6 million in non-cash charges and a net change of $4.7 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.9 million and depreciation and amortization of $0.7 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $88.2 million, which consisted of $225.6 million of purchases of available-for-sale securities and $1.7 million of purchase of property and equipment, partially offset by $133.0 million of proceeds from maturities of available-for-sale securities and $6.0 million of proceeds from sale of available-for-sale securities.

Cash used in investing activities for the year ended December 31, 2020 was $83.2 million, which consisted of $82.7 million of purchases of available-for-sale securities and $0.5 million of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $1.8 million, related to $1.8 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of December 31, 2021, no shares of common stock have been sold under the 2021 ATM program.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued and Prepaid Research and Development Costs

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on our behalf. In recording service fees as either prepaid or accrued costs, we estimate the period over which services will be performed and the level of effort to be expended in each period. These estimates of the expense are based on communications with and information provided by the third-party service providers at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the amounts recorded accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. We have not experienced any material differences between accrued or prepaid costs and actual costs incurred since inception.

We defer and capitalize non-refundable advance payments for goods or services that will be used or rendered for future research and development activities as prepaid expenses until the related goods are delivered or services are performed. We evaluate such payments for current or long-term classification based on when such services are expected to be received.

Operating Lease Obligations

We determine if an arrangement is a lease at inception. Upon adoption of Accounting Standards Codification 842, Leases, as of January 1, 2021, we include operating leases in operating lease right of use, or ROU, assets, current and noncurrent operating lease liabilities in our consolidated balance sheets. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We measure our ROU assets based on the associated lease liabilities adjusted for any lease incentives such as tenant improvement allowances. As most of the leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

This model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. Our board of directors considered, among other things, valuations of our common stock which were prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of our IPO, our board of directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant on the Nasdaq Global Select Market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—We do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividend Yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

See Note 7—Equity Incentive Plan to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

We remain eligible to take advantage of smaller reporting company reporting requirements through this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Annexon, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued preclinical study and clinical trial expenses

As discussed in Note 2 to the consolidated financial statements, the Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations and clinical manufacturing organizations. In accruing service fees, the Company estimates the period over which services will be performed and the level of effort to be expended in each period. These estimates are based on the Company’s communications with the third-party service providers and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust research and development expenses accordingly to reflect the best information available at the time of the financial statement issuance. As of December 31, 2021, amounts recorded as accrued liabilities were $9.3 million, which included accrued preclinical study and clinical trial expenses.

We identified the evaluation of accrued preclinical study and clinical trial expenses incurred as a result of contracts with clinical research organizations and clinical manufacturing organizations as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of the status of research and development activities, specifically, the period over which services were performed and the level of effort expended in the period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the research and development contract process. This included controls related to the assessment of the period over which services were performed and the level of effort expended in the period. For a selection of research and development contracts, we evaluated the period over which services were performed by obtaining and inspecting executed contracts and change orders, including the timeline and budget, and agreeing them to the information used in the Company’s estimate of preclinical study and clinical trial expenses incurred to date. In addition, for each selected research and development contract, we evaluated the level of effort expended in the period by comparing the Company’s expected status of each clinical trial to confirmations received from clinical research organizations and clinical manufacturing organizations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 1, 2022

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$74,843	$268,565
Short-term investments	167,872	82,641
Prepaid expenses and other current assets	4,978	2,805
Total current assets	247,693	354,011
Restricted cash	1,166	—
Property and equipment, net	17,848	1,935
Operating lease right-of-use assets	20,333	—
Total assets	$287,040	$355,946
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,153	$3,734
Accrued liabilities	9,250	6,497
Deferred rent, current	—	391
Operating lease liabilities, current	1,202	—
Other current liabilities	139	—
Total current liabilities	21,744	10,622
Deferred rent	—	1,046
Operating lease liabilities, non-current	33,387	—
Total liabilities	55,131	11,668
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 38,560,854 and 38,157,618 shares issued and outstanding as of December 31, 2021 and 2020, respectively	39	38
Additional paid-in capital	528,365	510,309
Accumulated other comprehensive loss	(180)	(77)
Accumulated deficit	(296,315)	(165,992)
Total stockholders' equity	231,909	344,278
Total liabilities and stockholders’ equity	$287,040	$355,946

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$100,066	$49,271
General and administrative	30,647	14,198
Total operating expenses	130,713	63,469
Loss from operations	(130,713)	(63,469)
Interest and other income, net	390	57
Net loss	(130,323)	(63,412)
Accretion on redeemable convertible preferred stock	—	(705)
Deemed dividend – beneficial conversion feature on redeemable convertible preferred stock	—	(6,219)
Net loss attributable to common stockholders	$(130,323)	$(70,336)
Net loss per share attributable to common stockholders, basic and diluted	$(3.40)	$(4.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,316,273	16,962,398

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(130,323)	$(63,412)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(5)	9
Unrealized loss on available for sale securities	(98)	(6)
Comprehensive loss	$(130,426)	$(63,409)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Shares	Cost	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2019	111,748,065	$143,984	433,749	$4	$2,202	$(80)	$(102,580)	(100,454)
Accretion on redeemable convertible preferred stock	—	705	—	—	(705)	—	—	(705)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $5,200	71,719,859	96,807	—	—	—	—	—	—
Beneficial conversion feature on Series D redeemable convertible preferred stock	—	(6,297)	—	—	6,297	—	—	6,297
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(183,467,924)	(241,418)	20,824,938	21	241,397	—	—	241,418
Deemed dividend of beneficial conversion feature on conversion of redeemable convertible preferred stock	—	6,219	—	—	(6,219)	—	—	(6,219)
Issuance of common stock in connection with initial public offering, net of issuance costs of $24,700	—	—	16,889,403	13	262,427	—	—	262,440
Stock-based compensation	—	—	—	—	4,888	—	—	4,888
Stock option exercises	—	—	9,528	—	22	—	—	22
Foreign currency translation adjustment	—	—	—	—	—	9	—	9
Unrealized loss on available-for-sale securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(63,412)	(63,412)
Balances as of December 31, 2020	—	—	38,157,618	38	510,309	(77)	(165,992)	344,278
Stock-based compensation	—	—	—	—	16,262	—	—	16,262
Stock option exercises	—	—	391,349	1	1,609	—	—	1,610
Issuance of common stock per ESPP purchase	—	—	11,887	—	185	—	—	185
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	—	(130,323)	(130,323)
Balances as of December 31, 2021	—	$—	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(130,323)	$(63,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,141	667
Accretion of discount on available-for sale securities	1,253	53
Stock-based compensation	16,262	4,888
Reduction in the carrying amount of right-of-use assets	1,273	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,612)	(1,330)
Other long-term assets	—	96
Accounts payable	3,859	1,513
Accrued liabilities	773	4,804
Deferred rent	—	(366)
Operating lease liabilities	1,125	—
Other current liabilities	139	—
Net cash used in operating activities	(106,110)	(53,087)
Investing activities:
Purchases of property and equipment	(1,654)	(464)
Purchases of available-for-sale securities	(225,601)	(82,700)
Proceeds from sale of available-for-sale securities	5,993	—
Proceeds from maturities of available-for-sale securities	133,026	—
Net cash used in investing activities	(88,236)	(83,164)
Financing activities:
Proceeds from the exercise of common stock options	1,610	22
Proceeds from employee stock purchase plan	185	—
Proceeds from Paycheck Protection Program loan	—	500
Repayments of Paycheck Protection Program loan	—	(500)
Proceeds from issuance of redeemable convertible preferred stock (including $13,900 of proceeds from the related parties)	—	102,000
Payments of issuance costs related to redeemable convertible preferred stock	—	(5,193)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	267,021
Payments of offering costs related to initial public offering	—	(2,974)
Net cash provided by financing activities	1,795	360,876
(Decrease) increase in cash, cash equivalents, and restricted cash	(192,551)	224,625
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	9
Cash, cash equivalents, and restricted cash at beginning of year	268,565	43,931
Cash, cash equivalents, and restricted cash at end of year	$76,009	$268,565
Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$996	$—
Non-cash investing and financing activities:
Reclassification of redeemable convertible preferred stock to common stock upon initial public offering	$—	$241,418
Accretion on redeemable convertible preferred stock	$—	$705
Right-of-use assets obtained in exchange for lease liability	$21,084	$—
Leasehold improvements obtained in exchange for tenant improvement allowance from lessors	$10,860	$—
Purchase of property and equipment included in accounts payable and accrued liabilities	$5,540	$—
Beneficial conversion feature recognized upon issuance of redeemable convertible preferred stock	$—	$6,297
Deemed dividend arising from conversion of beneficial conversion feature	$—	$6,219

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Notes to Consolidated Financial Statements

1.	Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company pioneering a new class of complement medicines designed to stop the classical complement pathway at its start, C1q, in order to bring therapies to patients suffering from serious complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia. The Subsidiary is also engaged in research and development activities in support of its parent company.

Initial Public Offering

On July 23, 2020, the Company’s registration statement on Form S-1 relating to its initial public offering, or the IPO, was declared effective by the SEC and the shares of its common stock began trading on the Nasdaq Global Select Market on July 24, 2020. The IPO closed on July 28, 2020, pursuant to which the Company issued and sold 14,750,000 shares of its common stock at a public offering price of $17.00 per share. On August 4, 2020, the Company issued 2,139,403 shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. The Company received net proceeds of approximately $262.4 million from the IPO, after deducting underwriting discounts and commissions of $20.1 million and offering costs of $4.6 million. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 20,824,938 shares of common stock.

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2021, had an accumulated deficit of $296.3 million and cash and cash equivalents and short-term investments of $242.7 million.

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

2.	Basis of Presentation and Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Management evaluates its estimates, including but not limited to the fair value of investments, stock options, income taxes, clinical trial accruals and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Restricted cash as of December 31, 2021 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash	$734	$597
Cash equivalents	74,109	267,968
Cash and cash equivalents	74,843	268,565
Restricted cash	1,166	—
Cash, cash equivalents and restricted cash	$76,009	$268,565

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

The Company evaluates, on a quarterly basis, its available-for-sale debt securities for potential impairment. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether such declines are due to credit loss based on factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If credit loss exists, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale debt security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through interest and other income (expense), net. If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through interest and other income (expense), net. Any portion of the unrealized loss that is not a result of a credit loss, is recognized in other comprehensive income (loss). Realized gains and losses, if any, on available-for-sale debt securities are included in interest and other income (expense), net.

The cost of investments sold is based on the specific-identification method. Interest on available-for-sale debt securities is included in interest and other income (expense), net.

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

Leases

The Company determines if an arrangement is a lease at inception. Upon adoption of Accounting Standards Codification 842, Leases, as of January 1, 2021, the Company includes operating leases in operating lease right of use, or ROU, assets, current and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company measures the ROU assets based on the associated lease liabilities adjusted for any lease incentives such as tenant improvement allowances. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Lease expense for lease payments is recognized on a straight-line basis, net of sublease income, over the lease term.

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

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign exchange translation loss for the year ended December 31, 2021 was $5,000 and gain for the year ended December 31, 2020 was $9,000.

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

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. The Company also estimates manufacturing costs based on services performed pursuant to contracts with contract manufacturing organizations that develop and manufacture product on the Company’s behalf. In accruing service fees, the Company estimates the period over which services will be performed and the level of effort to be expended in each period. These estimates are based on the Company’s communications with the third-party service providers and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies significantly from the estimate, the Company will adjust the accrual accordingly to reflect the best information available at the time of the financial statement issuance. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee directors and consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units, or RSUs. The fair value method requires the Company to estimate the fair value of stock options to employees and non-employees on the date of grant using the Black-Scholes option pricing model. The fair value of RSU awards are based on the fair value of the underlying common stock as of the grant date.

The Company grants certain employees performance-based stock options. For awards that include performance conditions, no compensation cost is recognized until the performance goals are probable of being met, at which time the cumulative compensation expense from the service inception date would be recognized.

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option pricing model and recognized as expense on a straight-line basis (for all but performance-based awards for which the accelerated method is used) over the requisite service period, which is the vesting period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating expected term, expected stock price volatility, risk-free interest rate and dividend yield. The Company accounts for forfeitures as they occur.

Accounting for Non-Recurring Grant Income

Non-recurring grant income is recognized when the research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria. Grants received from government and other agencies in advance of the specific research and development costs to which they relate are deferred and recognized in the consolidated statement of operations in the period they are earned and when the related research and development costs are incurred. Non-recurring grant income recognized in interest and other income (expense), net was $135,000 for the year ended December 31, 2021. No non-recurring grant income was recognized during 2020.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). The standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company adopted ASU No. 2018-15 on January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements.

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

In the second quarter of 2021, the Company adopted ASU No. 2016-02 using the modified retrospective approach as of January 1, 2021. The adoption of Topic 842 as of January 1, 2021 resulted in the recognition of ROU assets of $0.5 million, corresponding lease liabilities of $0.6 million, the derecognition of the deferred rent liability of $1.4 million, and the recognition of a liability of $1.3 million related to the reallocation of the consideration of the Company’s lease pending the commencement of the second lease component in May 2021 (see Note 5—Commitments and Contingencies). The adoption resulted in additional $0.1 million of rent expense for the first quarter of 2021. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with Topic 840.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification

Improvements to Topic 326, Financial Instruments —Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. In March 2020, the FASB issued ASU No. 2020-3, Codification Improvements to Financial Instruments which makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard and clarifies the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. The Company adopted this guidance on a modified-retrospective basis effective January 1, 2021 and noted no material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.
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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$74,109	$—	$—	$74,109
Short-term investments:
Commercial paper	Level 2	85,352	—	(27)	85,325
Corporate debt	Level 2	48,814	—	(24)	48,790
Government bonds	Level 2	33,809	—	(52)	33,757
Total assets		$242,084	$—	$(103)	$241,981

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$267,968	$—	$—	$267,968
Short-term investments:
Commercial paper	Level 2	59,930	—	—	59,930
Corporate bonds	Level 2	22,717	1	(7)	22,711
Total assets		$350,615	$1	$(7)	$350,609

All of the investments held as of December 31, 2021 had maturities of less than two years.

For the years ended December 31, 2021 and 2020, the Company recognized no material realized gains or losses on financial instruments.
4.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$1,282	$1,236
Prepaid research and development costs	3,002	1,039
Other prepaid expenses	231	527
Other receivables	—	3
Other current assets	463	—
Total prepaid expenses and other current assets	$4,978	$2,805

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$16,594	$3,061
Laboratory equipment	1,353	555
Furniture and fixtures	649	263
Computer equipment and software	41	27
Total property and equipment, gross	$18,637	$3,906
Less: accumulated depreciation	(789)	(1,971)
Total property and equipment, net	$17,848	$1,935

Total depreciation expense recognized for the years ended December 31, 2021 and 2020 was $2.1 million and $0.7 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$2,404	$3,260
Accrued compensation	3,573	2,543
Accrued professional services	1,274	524
Accrued construction costs	1,917	—
Other accrued expenses	82	170
Total accrued liabilities	$9,250	$6,497

5.	Commitments and Contingencies

Leases

The Company leased its offices and laboratory in South San Francisco, California, or the South San Francisco Lease, under a 7-year noncancelable lease agreement that ends in June 2024 with a 5-year renewal option. In December 2020, the Company entered into an agreement to lease office and laboratory space in Brisbane, California, or the Brisbane Lease, with an affiliate of the South San Francisco Lease landlord. The contractual term of the Brisbane Lease began in November 2021, for a ten-year term, with the Company’s option to extend for an additional ten years. The Brisbane Lease includes a rent-free period of three months starting in November 2021 and a tenant improvement allowance of $10.8 million. The Company records the tenant improvement allowance as a reduction to the ROU asset, which reduces rent expense over the lease term. In connection with the Brisbane Lease, the Company maintains a letter of credit in the amount of $1.0 million, which is included in restricted cash on the consolidated balance sheet. In May 2021, the Brisbane Lease commenced when the Company’s tenant improvements started.

Concurrent with the execution of the Brisbane Lease, the Company entered into an agreement to terminate the South San Francisco Lease, immediately effective when the tenant improvements of the Brisbane Lease were completed in December 2021. The South San Francisco Lease and the Brisbane Lease are accounted for as one lease with two lease components. Accordingly, upon adoption of Topic 842, the total consideration for the lease was reallocated to each lease component based on standalone selling price. As the Brisbane Lease commenced in May 2021, $1.3 million of the consideration allocated to the Brisbane Lease was recorded as a liability as of January 1, 2021 when the deferred rent balance of the South San Francisco Lease was derecognized.

In November 2021, the Company subleased space that has no immediate needs for the Company’s operations for two years starting from December 2021 for the aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use asset or lease liability. The Company’s sublease income was $0.1 million for the year ended December 31, 2021.

In connection with the Brisbane Lease, the Company recognized operating lease right-of-use assets of $21.0 million as of the commencement date in May 2021, and lease liabilities of $22.2 million. As of December 31, 2021, the operating lease right-of-use assets were $20.3 million and lease liabilities were $34.6 million in the consolidated balance sheet. The weighted average remaining lease term is 9.9 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the year ended December 31, 2021 was $2.9 million. Variable lease payments for the year ended December 31, 2021 were $0.4 million. Rent expense for the year ended December 31, 2020 was $0.4 million.

Future minimum lease payments and related lease liabilities as of December 31, 2021, were as follows:

As of December 31:	(in thousands)
2022	$4,203
2023	4,742
2024	4,907
2025	5,079
2026 and thereafter	32,833
Total undiscounted lease payments	51,764
Less: Imputed interest	(17,175)
Total	34,589

The Company’s future undiscounted lease payments under non-cancellable operating leases (as defined by prior guidance) as of December 31, 2020 were as follows:

As of December 31:	(in thousands)
2021	$618
2022	4,189
2023	4,756
2024	5,035
2025 and thereafter	38,332
Total	52,930

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the years ended December 31, 2021 and 2020.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $651,000 in funding. If, within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $590,000 in funding to date, including $135,000 received during the year ended December 31, 2021, which was recorded as interest and other income. No income was recognized for the year ended December 31, 2020.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021, the Company did not have any material indemnification claims or guarantees that were probable or reasonably possible and consequently has not recorded related liabilities.
6.	Stockholder’s Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2021, no dividends had been declared by the Board of Directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	5,662,824	3,909,873
Reserve for 2020 Incentive Plan	2,039,951	2,707,947
Unvested restricted stock units outstanding	50,000	—
Common stock reserved for 2021 ATM program	5,265,929	—
Reserved for employee stock purchase plan	729,775	360,086
Total common stock reserved	13,748,479	6,977,906

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of December 31, 2021, no shares of common stock have been sold under the 2021 ATM program.
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

2020 Equity Incentive Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increase on the first day of January, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2021, there were 2,039,951 shares available for issuance under the 2020 Plan.

Stock options

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	3,909,873	$10.78	8.40	$56,128
Additional shares authorized
Stock options granted	2,871,400	$25.54
Stock options exercised	(391,349)	$4.11
Stock options cancelled	(727,100)	$24.41
Balances as of December 31, 2021	5,662,824	$16.98	8.26	$10,186
Exercisable as of December 31, 2021	2,065,942	$11.34	7.08	$8,120

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $6.4 million and $0.2 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2021 and 2020 was $18.83 and $12.33 per share, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $51.9 million, which the Company expects to recognize over an estimated weighted-average period of 3.03 years.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a three-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

A summary of RSU activity under our equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	—	$—
Granted	50,000	12.84
Unvested as of December 31, 2021	50,000	$12.84

As of December 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 2.98 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2021, 729,775 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2021 and 2020.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$8,610	$2,274
General and administrative	7,652	2,614
Total stock-based compensation expense	$16,262	$4,888

The stock-based compensation expense related to the ESPP for the years ended December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below.

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by the Company’s board of directors. The board of directors considered, among other things, valuations of the Company’s common stock which were prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

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

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	4.33-6.08	5.00-6.08
Expected volatility	88%-91%	85%-93%
Risk-free interest rate	0.35%-1.31%	0.33%-1.45%
Dividend yield	—	—

8.	Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$130,313	$63,406
Foreign	10	6
Loss before income taxes	$130,323	$63,412

For each of the years ended December 31, 2021 and 2020, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not that the benefit will not be realized.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Tax provision at U.S. statutory rate	$(27,368)	$(13,316)
Stock-based compensation	794	426
R&D tax credits	(2,392)	(1,031)
Change in valuation allowance	25,911	13,906
Section 382 limitations	2,922	—
Other	133	15
Provision for income taxes	$—	$—

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$57,073	$36,922
Research and development credits	7,367	6,246
Other intangibles	5	5
Accruals and reserves	686	583
Stock-based compensation	3,041	995
Tenant improvement allowances	—	257
Lease liabilities	7,340	—
Unrealized gain/loss on investments	240	—
Total gross deferred tax assets	75,752	45,008
Less: valuation allowance	(69,147)	(44,745)
Total deferred tax assets, net	$6,605	$263

Deferred Tax Liabilities:
Fixed assets	$(2,290)	$(263)
Right-of-use assets	(4,315)	—
Total gross deferred tax liabilities	(6,605)	(263)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had $257.9 million of federal and $70.7 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, federal NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80 percent of taxable income. The Company had $197.1 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2021, the Company had $7.3 million of federal and $5.6 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $24.4 million and $14.8 million for the years ended December 31, 2021 and 2020, respectively. The changes in the 2021 and 2020 valuation allowance were primarily due to the addition of the current year loss carryforwards and research and development credits.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through June 30, 2021. Federal net operating losses carryforwards of $257.8 million and state and local net operating loss carryforwards of $30.8 million are not expected to expire unutilized as a result of ownership changes identified through June 30, 2021. The Company has identified $0.1 million and $39.9 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation; these amounts have been excluded from the deferred tax assets table above.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$1,576	$1,116
Decreases based on tax positions related to prior year	(789)	—
Additions based on tax positions related to current year	1,007	460
Ending balance	$1,794	$1,576

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the years ended December 31, 2021 and 2020. The Company files income tax returns in the US, California, Georgia, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Pennsylvania, Texas and in Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2021 remain effectively open for examination by the Internal Revenue Service and most state tax authorities.

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
9.	Net Loss Per Share Attributable to Common Stockholders

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	5,662,824	3,909,873
Shares subject to employee stock purchase plan	15,924	275
Unvested restricted stock units	50,000	—
Total	5,728,748	3,910,148

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Except as described in the previous paragraph, we identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in our Proxy Statement.

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

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Amended and Restated Investors’ Rights Agreement, dated June 30, 2020, by and among the Registrant and the investors listed therein.	S-1	333-239647	10.1	07/02/20

10.2†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.3	Lease, dated December 19, 2016, by and between the Registrant and Bayside Acquisition, LLC.	S-1	333-239647	10.3	07/02/20

10.4	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.5(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.5(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

10.6(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.6(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.6(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.7+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.8+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.9+	Employment Agreement by and between the Registrant and Sanjay Keswani, MBBS, BSc, FRCP.	S-1	333-239647	10.8	07/02/20

10.10+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.11+	Employment Agreement by and between the Registrant and Ted Yednock, Ph.D.	S-1	333-239647	10.10	07/02/20

10.12+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.13+	Non-Employee Director Compensation Program.	S-1/A	333-239647	10.12	07/20/20

10.14	Form of Indemnification and Advancement Agreement for directors and officers	S-1	333-239647	10.12	07/02/20

10.15+	Employment Agreement by and between the Registrant and Larry Mattheakis, Ph.D.	10-Q	001-39402	10.2	11/09/2021

10.16	Sales Agreement, dated as of August 16, 2021, by and between Annexon Inc. and Cowen and Company, LLC.	10-Q	001-39402	10.15	08/16/2021

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

23.1	Consent of KPMG LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).					X

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Annexon, Inc.
Date: March 1, 2022	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2022	By:	/s/ Jennifer Lew
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

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 1, 2022
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 1, 2022
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairperson & Director	March 1, 2022
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 1, 2022
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 1, 2022
Jung E. Choi

/s/ Bettina M. Cockroft, M.D.	Director	March 1, 2022
Bettina M. Cockroft, M.D.

/s/ Muneer A. Satter	Director	March 1, 2022
Muneer A. Satter

/s/ William D. Waddill	Director	March 1, 2022
William D. Waddill