Form 10-Q
period 2022-03-31
Annexon, Inc.
filed 2022-05-09
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s Common Stock outstanding as of May 2, 2022 was 38,563,565.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,828	$74,843
Short-term investments	93,831	167,872
Prepaid expenses and other current assets	4,595	4,978
Total current assets	211,254	247,693
Restricted cash	1,166	1,166
Property and equipment, net	17,805	17,848
Operating lease right-of-use assets	20,103	20,333
Other non-current assets	241	—
Total assets	$250,569	$287,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,378	$11,153
Accrued liabilities	6,211	9,250
Operating lease liabilities, current	1,275	1,202
Other current liabilities	189	139
Total current liabilities	17,053	21,744
Operating lease liabilities, non-current	32,902	33,387
Total liabilities	49,955	55,131
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	532,636	528,365
Accumulated other comprehensive loss	(373)	(180)
Accumulated deficit	(331,688)	(296,315)
Total stockholders’ equity	200,614	231,909
Total liabilities and stockholders’ equity	$250,569	$287,040

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
		(As restated)
Operating expenses:
Research and development	$26,998	$20,696
General and administrative	8,428	5,506
Total operating expenses	35,426	26,202
Loss from operations	(35,426)	(26,202)
Interest and other income, net	53	142
Net loss	(35,373)	(26,060)
Net loss attributable to common stockholders	$(35,373)	$(26,060)
Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,563,384	38,163,062

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
		(As restated)
Net loss	$(35,373)	$(26,060)
Other comprehensive gain (loss):
Foreign currency translation adjustment	3	(1)
Unrealized loss on available-for-sale securities	(196)	(25)
Comprehensive loss	$(35,566)	$(26,086)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909
Stock-based compensation	—	—	4,252	—	—	4,252
Stock option exercises	2,711	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(35,373)	(35,373)
Balances as of March 31, 2022	38,563,565	$39	$532,636	$(373)	$(331,688)	$200,614

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	2,962	—	—	2,962
Stock option exercises	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(26,060)	(26,060)
Balances as of March 31, 2021 (as restated)	38,232,548	$38	$513,539	$(103)	$(192,052)	$321,422

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
		(As restated)
Operating activities:
Net loss	$(35,373)	$(26,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	538
Accretion of discount on available-for-sale securities	380	180
Stock-based compensation	4,252	2,962
Reduction in the carrying amount of right-of-use assets	230	136
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	383	(1,063)
Other non-current assets	(241)	—
Accounts payable	1,785	761
Accrued liabilities	(1,860)	(718)
Operating lease liabilities	(412)	(176)
Other current liabilities	50	—
Net cash used in operating activities	(30,288)	(23,440)
Investing activities:
Purchases of property and equipment	(5,214)	(32)
Purchases of available-for-sale securities	(5,935)	(42,549)
Proceeds from maturities of available-for-sale securities	79,400	5,000
Net cash provided by (used in) investing activities	68,251	(37,581)
Financing activities:
Proceeds from the exercise common stock options	19	268
Net cash provided by financing activities	19	268
Increase (decrease) in cash, cash equivalents and restricted cash	37,982	(60,753)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(1)
Cash, cash equivalents and restricted cash
Beginning of period	76,009	268,565
End of period	$113,994	$207,811
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,135	$182
Purchases of property and equipment included in accrued liabilities	$801	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for patients with classical complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia. The Subsidiary is also engaged in research and development activities in support of its parent company.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2022, had an accumulated deficit of $331.7 million and cash and cash equivalents and short-term investments of $206.7 million.

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

The condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information contained in these notes to condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

In the second quarter of 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective approach as of January 1, 2021. The adoption of Topic 842 as of January 1, 2021 resulted in the recognition of right-of-use assets of $0.5 million, corresponding lease liabilities of $0.6 million, the derecognition of the deferred rent liability of $1.4 million, and the recognition of a liability of $1.3 million related to the reallocation of the consideration of the Company’s lease pending the commencement of the second lease component in May 2021 (see Note 5—Commitments and Contingencies). The adoption resulted in additional $54,000 of rent expense for the first quarter of 2021. The Company restated its condensed consolidated statement of operations for the three months ended March 31, 2021 to reflect the adoption of Topic 842 and recorded $54,000 to general and administrative expense, resulting in a corresponding increase in total operating expense and net loss. The restatement impacts the net loss presented in the condensed consolidated statement of comprehensive loss, condensed consolidated statement of stockholders’ equity, and condensed consolidated statement of cash flows.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Principles of Consolidation

The condensed consolidated financial statements include the operations of Annexon, Inc. and its wholly-owned subsidiary and include the results of operations and cash flows of these entities. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds, are stated at fair value.

Restricted cash as of March 31, 2022 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash	$583	$734
Cash equivalents	112,245	74,109
Cash and cash equivalents	112,828	74,843
Restricted cash	1,166	1,166
Cash, cash equivalents and restricted cash	$113,994	$76,009

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

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency translation adjustments for the three months ended March 31, 2022 and 2021 were a $3,000 gain and a $1,000 loss, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees, non-employee directors and consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options and restricted stock units, or RSUs. The fair value method requires the Company to estimate the fair value of stock options to employees and non-employee directors on the date of grant using the Black-Scholes option pricing model. The fair value of RSU awards is based on the fair value of the underlying common stock as of the grant date.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material impact on its financial position or results of operations.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$112,245	$—	$—	$112,245
Short-term investments:
Commercial paper	Level 2	42,917	—	(77)	42,840
Corporate debt	Level 2	21,501	—	(28)	21,473
Government bonds	Level 2	29,707	—	(189)	29,518
Total assets		$206,370	$—	$(294)	$206,076

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$74,109	$—	$—	$74,109
Short-term investments:
Commercial paper	Level 2	85,352	—	(27)	85,325
Corporate bonds	Level 2	48,814	—	(24)	48,790
Government bonds		33,809	—	(52)	33,757
Total assets		$242,084	$—	$(103)	$241,981

For the three months ended March 31, 2022 and 2021, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development costs	$3,267	$3,002
Prepaid insurance	744	1,282
Other prepaid expenses	450	231
Other current assets	134	463
Total prepaid expenses and other current assets	$4,595	$4,978

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$17,051	$16,594
Laboratory equipment	1,348	1,353
Furniture and fixtures	668	649
Computer equipment and software	33	41
Total property and equipment, gross	19,100	18,637
Less: accumulated depreciation	(1,295)	(789)
Total property and equipment, net	$17,805	$17,848

The Company recognized depreciation for property and equipment of $0.5 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$3,739	$2,404
Accrued compensation	1,380	3,573
Accrued professional services	417	1,274
Accrued construction costs	591	1,917
Other accrued expenses	84	82
Total accrued liabilities	$6,211	$9,250

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.4 million for the three months ended March 31, 2022.

As of March 31, 2022, the operating lease right-of-use assets were $20.1 million and lease liabilities were $34.2 million in its condensed consolidated balance sheet. The weighted average remaining lease term is 9.6 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the three months ended March 31, 2022 and 2021 were $0.5 million and $0.1 million, respectively. Variable lease payments for the three months ended March 31, 2022 and 2021 were $0.3 million and $34,000, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum lease payments and related lease liabilities as of March 31, 2022, were as follows:

As of March 31:	(in thousands)
2022 (remaining nine months)	$3,067
2023	4,742
2024	4,907
2025	5,079
2026 and thereafter	32,833
Total undiscounted lease payments	50,628
Less: Imputed interest	(16,451)
Total	$34,177

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $0.5 million, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three months ended March 31, 2022 and 2021.

In December 2016, the Company entered into a sponsored research agreement, with a not-for-profit entity to perform research on multiple sclerosis. The sponsored research agreement was amended in March 2019, or as amended, the Sponsored Research Agreement. Under the terms of the Sponsored Research Agreement, the Company may receive up to $0.7 million in funding. If within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $0.6 million in funding to date, which was recorded as other income. The Company recognized no income during the three months ended March 31, 2022 and $0.1 million in income during the three months ended March 31, 2021.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Stockholders’ Equity

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	March 31, 2022	December 31, 2021
Stock options issued and outstanding	6,883,024	5,662,824
Stock options reserved for 2020 Incentive Award Plan	2,104,124	2,039,951
Unvested restricted stock units outstanding	305,350	50,000
Common stock reserved for 2021 ATM program	5,265,929	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,115,383	729,775
Total common stock reserved	15,673,810	13,748,479

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of March 31, 2022, no shares of common stock have been sold under the 2021 ATM program.

7. Equity Incentive Plan

In July 2020, the Company’s board of directors and stockholders adopted and approved the 2020 Incentive Award Plan, or the 2020 Plan, and the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the Company’s initial public offering, or the IPO.

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2022, there were 2,104,124 shares available for issuance under the 2020 Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock options

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	5,662,824	$16.98	8.26	$10,186
Additional shares authorized
Stock options granted	1,945,155	$6.82
Stock options exercised	(2,711)	$7.38
Stock options forfeited	(722,244)	$16.69
Balances as of March 31, 2022	6,883,024	$14.14	8.29	$366
Exercisable as of March 31, 2022	2,293,593	$11.71	6.49	$366

The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 were $2,500 and $1.1 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

As of March 31, 2022, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $50.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.99 years.

Restricted Stock Units

RSUs are equity awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a three-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	50,000	$12.84
Granted	294,630	6.94
Cancelled	(39,280)	7.69
Unvested as of March 31, 2022	$305,350	$7.81

As of March 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.3 million, which is expected to be recognized over a weighted-average period of 2.84 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of March 31, 2022, 1,115,383 shares were available for future purchase. The ESPP generally provides for

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2022.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized related to the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,959	$1,546
General and administrative	2,293	1,416
Total stock-based compensation expense	$4,252	$2,962

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Historically, for all periods prior to the IPO in July 2020, fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by the Company’s board of directors. The board of directors considered, among other things, valuations of the Company’s common stock, which were prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After the completion of the IPO in July 2020, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

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

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	4.33 - 6.08	4.33 - 6.02
Expected volatility	79% - 82%	90%
Risk-free interest rate	1.49% - 2.11%	0.35% - 1.02%
Dividend yield	—	—

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

9. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	6,883,024	5,373,215
Shares subject to Employee Stock Purchase Plan	81,675	4,393
Unvested restricted stock units	305,350	—
Total	7,270,049	5,377,608

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for patients with classical complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Our proprietary platform targets C1q, the initiating molecule of the classical complement pathway. Our product candidates are designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contribute to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas – autoimmune, neurodegeneration and ophthalmology. Our precision medicine approach is aimed at identifying the patient populations most likely to benefit from our therapeutic candidates and guides the design of well-tailored patient studies to increase the overall likelihood of clinical success.

We are advancing a broad pipeline of five complement-targeted product candidates, each with distinct routes of administration and dosing schedules, designed to selectively inhibit the classical complement pathway in specific compartments of the body, brain or eye:

•
ANX005. Our lead candidate, ANX005, an investigational, full-length monoclonal antibody formulated for intravenous administration, is designed to fully inhibit C1q and the classical complement pathway in the body and across the blood brain barrier for autoimmune and neurodegenerative diseases. ANX005 is currently being evaluated in a Phase 2/3 clinical trial for the potential treatment of patients with Guillain-Barré Syndrome (GBS) with data anticipated in 2023 and a Phase 2 trial in patients with warm autoimmune hemolytic anemia (wAIHA) with data anticipated in the second half of 2022. ANX005 is also being evaluated in Phase 2 trials in Huntington’s disease (HD) and amyotrophic lateral sclerosis (ALS). Interim data from the HD trial showed improvements in clinical measures and that ANX005 had been generally well tolerated. We plan to present the full data from our HD trial in the second quarter of 2022. Data from Phase 2 trial of ANX005 in patients with ALS is expected to be reported in 2023.
•
ANX009. ANX009 is an investigational subcutaneous formulation of an antigen-binding fragment, or Fab, that is designed to selectively inhibit C1q in the vascular space. ANX009 has been evaluated in a Phase 1 trial and based on the data from this trial, we plan to advance ANX009 into a Phase 1b trial in patients with lupus nephritis (LN) with initial data expected in the second half of 2022.

•
ANX007. ANX007 is an investigational antibody Fab formulated for intravitreal administration that is designed to inhibit C1q locally in the eye for patients with complement-mediated neurodegenerative diseases of the eye. ANX007 is being evaluated in a global Phase 2 trial in patients with geographic atrophy (GA). The trial is fully enrolled, with data expected in the first half of 2023.
•
Preclinical Portfolio. Our next generation product candidates include ANX105, an investigational monoclonal antibody targeting neurodegenerative and autoimmune indications, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications. We are preparing to initiate Phase 1 trials for both programs in 2022, with initial clinical data from both expected in 2023.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $35.4 million and $26.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $331.7 million and cash and cash equivalents and short-term investments of $206.7 million.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on the global economy, and its ongoing impact is uncertain and subject to change. For instance, we have experienced interruption in clinical trial activities, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. We will continue to monitor the COVID-19 situation closely. The extent of the ongoing impact of the COVID-19 pandemic on our clinical trials, business, financial condition, results of operations and clinical development timelines and plans remains uncertain, and will depend on, among other factors, the duration and severity of the pandemic, the emergence of variants, rates of infection in the locations in which we do business, restrictions that may be requested or mandated by governmental authorities, and the impact of the pandemic on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
		(as restated)
	(in thousands)
Operating expenses:
Research and development	$26,998	$20,696	$6,302	30%
General and administrative	8,428	5,506	2,922	53%
Total operating expenses	35,426	26,202	9,224	35%
Loss from operations	(35,426)	(26,202)	(9,224)	35%
Interest and other income, net	53	142	(89)	(63%)
Net loss	$(35,373)	$(26,060)	$(9,313)	36%

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$12,137	$7,909	$4,228	53%
Consulting and professional services	2,019	1,732	287	17%
Contract manufacturing	4,654	5,192	(538)	(10%)
Laboratory supplies and materials	192	283	(91)	(32%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	6,685	4,919	1,766	36%
Facilities and depreciation	1,269	574	695	121%
Other	42	87	(45)	(52%)
Total research and development expenses	$26,998	$20,696	$6,302	30%

Research and development expenses increased by $6.3 million, or 30%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to $4.2 million in direct clinical outside services related to our multiple ongoing clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis and geographic atrophy as well as planning activities to support first in human trials in ANX105 and our small molecule program, ANX1502. Contract manufacturing expense decreased by $0.5 million due to completion of ANX005 production runs in the prior year period. Compensation and personnel-related expenses increased by $1.8 million, including an increase of $0.4 million in stock-based compensation, due to an increase in headcount. Direct consulting and professional services costs increased by $0.3 million related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs increased by $0.7 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Dollar Change	% Change
		(as restated)
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,016	$2,578	$1,438	56%
Consulting and professional services	3,430	2,348	1,082	46%
Facilities and depreciation	639	386	253	66%
Other	343	194	149	77%
Total general and administrative expenses	$8,428	$5,506	$2,922	53%

General and administrative expenses increased by $2.9 million, or 53%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to $1.4 million in compensation and personnel-related expenses, including an increase of $0.9 million in stock-based compensation, due to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors and officers’ liability insurance increased by $1.1 million during the three months ended March 31, 2022. Facilities and depreciation costs increased by $0.3 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through March 31, 2022, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the initial public offering of our common stock, or our IPO. As of March 31, 2022, we had available cash and cash equivalents and short-term investments of $206.7 million and an accumulated deficit of $331.7 million.

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
		(as restated)
	(in thousands)
Net cash used in operating activities	$(30,288)	$(23,440)
Net cash provided by (used in) investing activities	68,251	(37,581)
Net cash provided by financing activities	19	268
Increase (decrease) in cash, cash equivalents and restricted cash	$37,982	$(60,753)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $30.3 million, which consisted of a net loss of $35.4 million, partially offset by $5.4 million in non-cash charges and a net change of $0.3 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.3 million, depreciation and amortization of $0.5 million, accretion of discount on available-for-sale securities of $0.4 million, and reduction in the carrying amount of right-of-use assets of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2021 was $23.4 million, which consisted of a net loss of $26.1 million, partially offset by $3.8 million in non-cash charges and a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $3.0 million, depreciation and amortization of $0.5 million, accretion of discount on available-for sale securities of $0.2 million, and reduction in the carrying amount of right-of-use assets of $0.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $68.3 million, which consisted of $79.4 million of proceeds from maturities of available-for-sale securities, partially offset by $5.9 million of purchases of available-for-sale securities and $5.2 million of tenant improvement costs associated with our new lease in Brisbane, California.

Cash used in investing activities for the three months ended March 31, 2021 was $37.6 million, which consisted of $42.5 million of purchases of available-for-sale securities and $5.0 million of maturities of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $19,000, related to proceeds from the exercise of common stock options.

Cash provided by financing activities for the three months ended March 31, 2021 was $0.3 million, related to proceeds from the exercise of common stock options.

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

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or the 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of March 31, 2022, no shares of common stock have been sold under the 2021 ATM program.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Exchange Risk

Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash and cash equivalents of $112.8 million and short-term investments of $93.9 million as of March 31, 2022. Cash and cash equivalents consist of bank deposits and money market funds. Our marketable securities generally consist of high-grade commercial paper, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was approximately $130.3 million and $63.4 million, respectively, and our net loss for the three months ended March 31, 2022 was approximately $35.4 million. As of March 31, 2022, we had an accumulated deficit of $331.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2022, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $206.7 million. We expect our existing capital resources will fund our planned operating expenses into 2024. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
whether we are required by the U.S. Food and Drug Administration, or the FDA, or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic and more recently in connection with the spread of the Omicron variant, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we have experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories have been delayed.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the year ended December 31, 2021 captioned “Business—Competition.”

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amounts that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

As of March 31, 2022, we had 63 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

For example, we are engaged in a search for a chief medical officer, and we may experience difficulties or delays in identifying a qualified replacement. We cannot guarantee that we will not face turnover in the future. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Additionally, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

In addition, patent applications in the United States and many other jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents), and publications in the scientific literature often lag behind actual discoveries. Therefore, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have already filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the United States Patent and Trademark Office, or the USPTO, to determine priority of invention in the United States. The costs of patent litigation and other proceedings related to the protection of our global patent position could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our patent position with respect to such invention.

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

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will provide adequate protection for our products. The USPTO patent offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny or significantly narrow claims made under our patent applications, and claims in our issued patents may be invalidated, may be designed around or may otherwise be unable to provide us with protection for our products. Further, the USPTO, trademark offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022 and a 3% reduction in the final year of this sequester, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may submit an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application, or NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior findings of safety and effectiveness of the small molecule innovator product. For example, a 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

Risks Related to Our Common Stock

Our stock price has been volatile, and in the future, may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock has been, and in the future, may be subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Stock Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel needs to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, these reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404, as of our Annual Report on Form 10-K for the year ended December 31, 2021, we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we became a “large accelerated filer” as of December 31, 2021, we are subject to the reporting requirements under Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of such date.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, we had outstanding a total of 38,563,565 shares of common stock.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Significant disruptions of information technology systems, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to attack, damage and interruption from computer viruses, malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks, attachments to emails, fraud, employee theft or misuse, and unauthorized access or use by persons inside our organization or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time, subject to cyber-attacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our critical third parties’ operations, it could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a computer security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. Depending on the facts and circumstances, however, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Foreign data protection laws, including the European Union General Data Protection Regulation, or the GDPR, may also apply to health-related and other personal data of data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018, and companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of EEA individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU, or the CJEU, invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by

December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, and affect our compliance with contracts entered into with our partners, collaborators and other third parties.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1	Non-Employee Director Compensation Program.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: May 9, 2022	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)