Form 10-Q
period 2022-06-30
Annexon, Inc.
filed 2022-08-08
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2022 was 47,617,740. This number does not include 24,696,206 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 10—Subsequent Events to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,614	$74,843
Short-term investments	72,980	167,872
Prepaid expenses and other current assets	3,778	4,978
Total current assets	181,372	247,693
Restricted cash	1,032	1,166
Property and equipment, net	17,418	17,848
Operating lease right-of-use assets	19,864	20,333
Other non-current assets	1,018	—
Total assets	$220,704	$287,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,301	$11,153
Accrued liabilities	8,060	9,250
Operating lease liabilities, current	1,729	1,202
Other current liabilities	164	139
Total current liabilities	20,254	21,744
Operating lease liabilities, non-current	32,406	33,387
Total liabilities	52,660	55,131
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	537,269	528,365
Accumulated other comprehensive loss	(439)	(180)
Accumulated deficit	(368,825)	(296,315)
Total stockholders’ equity	168,044	231,909
Total liabilities and stockholders’ equity	$220,704	$287,040

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$29,106	$24,572	$56,104	$45,268
General and administrative	8,303	6,801	16,731	12,307
Total operating expenses	37,409	31,373	72,835	57,575
Loss from operations	(37,409)	(31,373)	(72,835)	(57,575)
Interest and other income, net	272	79	325	221
Net loss	(37,137)	(31,294)	(72,510)	(57,354)
Net loss attributable to common stockholders	$(37,137)	$(31,294)	$(72,510)	$(57,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(0.82)	$(1.88)	$(1.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,584,400	38,277,950	38,573,950	38,219,143

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(37,137)	$(31,294)	$(72,510)	$(57,354)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(6)	(1)	(3)	(2)
Unrealized loss on available-for-sale securities	(60)	39	(256)	14
Comprehensive loss	$(37,203)	$(31,256)	$(72,769)	$(57,342)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909
Stock-based compensation	—	—	4,252	—	—	4,252
Stock option exercises	2,711	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(35,373)	(35,373)
Balances as of March 31, 2022	38,563,565	39	532,636	(373)	(331,688)	200,614
Stock-based compensation	—	—	4,520	—	—	4,520
Issuance of common stock per Employee Stock Purchase Plan purchase	40,341	—	113	—	—	113
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(37,137)	(37,137)
Balances as of June 30, 2022	38,603,906	$39	$537,269	$(439)	$(368,825)	$168,044

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	2,962	—	—	2,962
Stock option exercises	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(26,060)	(26,060)
Balances as of March 31, 2021	38,232,548	38	513,539	(103)	(192,052)	321,422
Stock-based compensation	—	—	4,517	—	—	4,517
Stock option exercises	82,805	—	534	—	—	534
Issuance of common stock per Employee Stock Purchase Plan purchase	6,759	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain on available-for-sale securities	—	—	—	39	—	39
Net loss	—	—	—	—	(31,294)	(31,294)
Balances as of June 30, 2021	38,322,112	$38	$518,708	$(65)	$(223,346)	$295,335

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(72,510)	$(57,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,058	1,076
Accretion of discount on available-for-sale securities	601	480
Stock-based compensation	8,772	7,479
Reduction in the carrying amount of right-of-use assets	469	510
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,200	359
Other non-current assets	(1,018)	—
Accounts payable	2,669	42
Accrued liabilities	736	(647)
Operating lease liabilities	(454)	(19)
Other current liabilities	25	—
Net cash used in operating activities	(58,452)	(48,074)
Investing activities:
Purchases of property and equipment	(6,075)	(32)
Purchases of available-for-sale securities	(27,632)	(159,616)
Proceeds from sale of available-for-sale-securities	—	5,993
Proceeds from maturities of available-for-sale securities	121,667	33,000
Net cash provided by (used in) investing activities	87,960	(120,655)
Financing activities:
Proceeds from the exercise common stock options	19	802
Proceeds from employee stock plan purchases	113	118
Net cash provided by financing activities	132	920
Increase (decrease) in cash, cash equivalents and restricted cash	29,640	(167,809)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(2)
Cash, cash equivalents and restricted cash
Beginning of period	76,009	268,565
End of period	$105,646	$100,754
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,892	$744
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$93	$408
Deferred offering costs included in accrued liabilities	$704	$—
Right-of-use assets obtained in exchange for lease liability	$—	$21,084
Construction-in-progress obtained in exchange for tenant improvement allowance from lessors	$—	$3,830

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2022, had an accumulated deficit of $368.8 million and cash and cash equivalents and short-term investments of $177.6 million.

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

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Restricted cash as of June 30, 2022 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash	$651	$734
Cash equivalents	103,963	74,109
Cash and cash equivalents	104,614	74,843
Restricted cash	1,032	1,166
Cash, cash equivalents and restricted cash	$105,646	$76,009

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$103,963	$—	$—	$103,963
Short-term investments:
Commercial paper	Level 2	42,687	—	(147)	42,540
Corporate debt	Level 2	1,002	—	—	1,002
Government bonds	Level 2	29,641	—	(203)	29,438
Total assets		$177,293	$—	$(350)	$176,943

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2022 and 2021, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development costs	$2,931	$3,002
Prepaid insurance	310	1,282
Other prepaid expenses	500	231
Other current assets	37	463
Total prepaid expenses and other current assets	$3,778	$4,978

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$17,155	$16,594
Laboratory equipment	1,384	1,353
Furniture and fixtures	680	649
Computer equipment and software	33	41
Total property and equipment, gross	19,252	18,637
Less: accumulated depreciation	(1,834)	(789)
Total property and equipment, net	$17,418	$17,848

The Company recognized depreciation for property and equipment of $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$4,163	$2,404
Accrued compensation	2,350	3,573
Accrued professional services	1,376	1,274
Accrued construction costs	51	1,917
Other accrued expenses	120	82
Total accrued liabilities	$8,060	$9,250

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, the operating lease right-of-use assets were $19.9 million and lease liabilities were $34.1 million on the condensed consolidated balance sheet. The weighted average remaining lease term is 9.3 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $0.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease payments were $0.3 million and $36,000 for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and 0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments and related lease liabilities as of June 30, 2022, were as follows:

(in thousands)
2022 (remaining six months)	$2,310
2023	4,742
2024	4,907
2025	5,079
2026 and thereafter	32,833
Total undiscounted lease payments	49,871
Less: Imputed interest	(15,736)
Total	$34,135

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $0.5 million, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three and six months ended June 30, 2022 and 2021.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2016, the Company entered into a sponsored research agreement, with a not-for-profit entity to perform research on multiple sclerosis. The sponsored research agreement was amended in March 2019, or as amended, the Sponsored Research Agreement. Under the terms of the Sponsored Research Agreement, the Company may receive up to $0.7 million in funding. If within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $0.6 million in funding to date, which was recorded as other income. The Company recognized no income during the six months ended June 30, 2022 and $0.1 million in income during the six months ended June 30, 2021.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	June 30, 2022	December 31, 2021
Stock options issued and outstanding	7,046,676	5,662,824
Stock options reserved for 2020 Incentive Award Plan	1,960,167	2,039,951
Unvested restricted stock units outstanding	285,655	50,000
Common stock reserved for 2021 ATM program	5,265,929	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,075,042	729,775
Total common stock reserved	15,633,469	13,748,479

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of June 30, 2022, no shares of common stock have been sold under the 2021 ATM program.

7. Equity Incentive Plans

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2022, there were 1,960,167 shares available for issuance under the 2020 Plan.

Stock Options

Stock option activity under the 2011 Plan and the 2020 Plan was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	5,662,824	$16.98	8.26	$10,186
Stock options granted	2,466,555	6.06
Stock options exercised	(2,711)	7.38
Stock options forfeited	(1,079,992)	16.22
Balances as of June 30, 2022	7,046,676	$13.28	8.37	$1,036
Exercisable as of June 30, 2022	2,521,064	$12.35	7.07	$748

The total intrinsic value of options exercised were zero and $2.2 million during the three months ended June 30, 2022 and 2021, respectively, and $2,500 and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2022 and 2021 was $4.25 and $20.75 per share, respectively.

As of June 30, 2022, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $43.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.77 years.

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

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	50,000	$12.84
Granted	294,630	6.94
Cancelled	(58,975)	8.04
Unvested as of June 30, 2022	285,655	$7.75

As of June 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1.9 million, which is expected to be recognized over a weighted-average period of 2.59 years.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June 30, 2022, 1,075,042 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2022.

The stock-based compensation expense related to the ESPP was immaterial for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized related to the 2011 Plan, 2020 Plan, and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,117	$2,402	$4,076	$3,948
General and administrative	2,403	2,115	4,696	3,531
Total stock-based compensation expense	$4,520	$4,517	$8,772	$7,479

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	4.33 - 6.08
Expected volatility	81.20% - 82.80%	89.50% - 90.70%	78.80% - 82.80%	89.50% - 90.70%
Risk-free interest rate	2.80% - 3.37%	0.88% - 1.01%	1.49% - 3.37%	0.35% - 1.02%
Dividend yield	—	—	—	—

8. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Stock options to purchase common stock	7,046,676	5,673,023
Shares subject to Employee Stock Purchase Plan	46,172	3,030
Unvested restricted stock units	285,655	—
Total	7,378,503	5,676,053

10. Subsequent Events

Private Placement

On July 11, 2022, the Company sold in a private placement an aggregate of 42,137,548 shares of common stock, pre-funded warrants and common warrants, of which 9,013,834 shares are issued and outstanding, up to 24,696,206 shares are issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share, subject to beneficial ownership limitations) and up to 8,427,508 shares are issuable upon the exercise of common warrants (which are immediately exercisable at an exercise price of $5.806875 per share, subject to beneficial ownership limitations, and expire on June 30, 2025). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. The private placement resulted in net proceeds of approximately $122.7 million, after deducting placement agent fees and estimated expenses. Should all of the common warrants be exercised to purchase 8,427,508 shares of common stock, the Company would receive additional proceeds of approximately $48.9 million.

2022 Employment Inducement Award Plan

On July 6, 2022, the Board of Directors of the Company adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan. The Inducement Plan was adopted in order to grant share-based awards to newly hired employees as an inducement to join the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2020 Incentive Award Plan. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan.

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

Our proprietary platform targets C1q, the initiating molecule of the classical complement pathway. Our product candidates are designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas–autoimmune, neurodegeneration and ophthalmology. Our precision medicine approach is aimed at identifying the patient populations we believe will be most likely to benefit from our therapeutic candidates and guides the design of well-tailored patient studies to increase the overall likelihood of clinical success.

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
•
During the second quarter, we reported final data from an open-label Phase 2 clinical trial of ANX005 in patients with Huntington’s disease (HD). The data showed that ANX005 demonstrated full C1q target inhibition and was generally well-tolerated. Additionally, disease progression was stabilized in the overall patient population through the nine-month study and the rapid improvement in clinical outcome measures was maintained in patients with high baseline complement activity through the entire nine-month study. Based on these data, Annexon plans to engage with regulatory authorities to assess the opportunity for a well-controlled trial in HD leveraging a precision medicine approach. ANX005 is also being evaluated in a Phase 2a trial in amyotrophic lateral sclerosis (ALS) and data from this trial is expected to be reported in 2023.
•
ANX007. ANX007 is an investigational antibody Fab formulated for intravitreal administration that is designed to inhibit C1q locally in the eye for patients with complement-mediated neurodegenerative diseases of the eye. ANX007 is being evaluated in a global Phase 2 trial in patients with geographic atrophy (GA). The trial is fully enrolled, with data expected in the first half of 2023.
•
ANX009. ANX009 is an investigational subcutaneous formulation of an antigen-binding fragment, or Fab, that is designed to selectively inhibit C1q in the vascular space. ANX009 is currently being evaluated in a Phase 1b trial in patients with lupus nephritis (LN), with initial data expected in the second half of 2022.
•
ANX105 and ANX1502. Our next generation product candidates include ANX105, an investigational monoclonal antibody targeting neurodegenerative and autoimmune indications, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications. Both programs are currently being evaluated in Phase 1 first-in-human trials in healthy volunteers, with initial clinical data from both expected in 2023.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $37.1 million and $26.1 million for the three months ended June 30, 2022 and 2021, respectively, and $72.5 million and $57.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $368.8 million and cash and cash equivalents and short-term investments of $177.6 million. On July 11, 2022, we closed a private placement, which resulted in net proceeds of approximately $122.7 million, after deducting placement agent fees and other expenses.

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

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if any of our product candidates receive marketing approval, commercialization activities. We also incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and the Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the growth of our business.

Interest and Other Income, Net

Interest and other income, net, primarily consists of non-recurring income from research grants and interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$29,106	$24,572	$4,534	18%
General and administrative	8,303	6,801	1,502	22%
Total operating expenses	37,409	31,373	6,036	19%
Loss from operations	(37,409)	(31,373)	(6,036)	19%
Interest and other income, net	272	79	193	*
Net loss	$(37,137)	$(31,294)	$(5,843)	19%

* Not meaningful

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$14,577	$10,108	$4,469	44%
Consulting and professional services	1,889	2,111	(222)	(11%)
Contract manufacturing	4,179	4,513	(334)	(7%)
Laboratory supplies and materials	355	319	36	11%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	6,837	6,391	446	7%
Facilities and depreciation	1,255	1,112	143	13%
Other	14	18	(4)	(22%)
Total research and development expenses	$29,106	$24,572	$4,534	18%

Research and development expenses increased by $4.5 million, or 18%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $4.5 million in direct clinical outside services related to our multiple clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis, geographic atrophy, and first in human trials of ANX105 and ANX1502. Contract manufacturing expense decreased by $0.3 million due to completion of ANX005 production runs in the prior year period. Compensation and personnel-related expenses increased by $0.4 million due to an increase in headcount. Direct consulting and professional services costs decreased by $0.2 million due to timing of costs related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs increased by $0.1 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,137	$3,540	$597	17%
Consulting and professional services	3,316	2,533	783	31%
Facilities and depreciation	660	523	137	26%
Other	190	205	(15)	(7%)
Total general and administrative expenses	$8,303	$6,801	$1,502	22%

General and administrative expenses increased by $1.5 million, or 22%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $0.6 million in compensation and personnel-related expenses, including an increase of $0.3 million in stock-based compensation, related to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors’ and officers’ insurance increased by $0.8 million during the three months ended June 30, 2022. Facilities and depreciation costs increased by $0.1 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Six Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$56,104	$45,268	$10,836	24%
General and administrative	16,731	12,307	4,424	36%
Total operating expenses	72,835	57,575	15,260	27%
Loss from operations	(72,835)	(57,575)	(15,260)	27%
Interest and other income, net	325	221	104	47%
Net loss	$(72,510)	$(57,354)	$(15,156)	26%

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$26,715	$18,017	$8,698	48%
Consulting and professional services	3,908	3,843	65	2%
Contract manufacturing	8,833	9,705	(872)	(9%)
Laboratory supplies and materials	547	601	(54)	(9%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	13,522	11,311	2,211	20%
Facilities and depreciation	2,524	1,686	838	50%
Other	55	105	(50)	(48%)
Total research and development expenses	$56,104	$45,268	$10,836	24%

Research and development expenses increased by $10.8 million, or 24%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $8.7 million in direct clinical outside services related to our multiple clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis, geographic atrophy, and first in human trials of ANX105 and ANX1502. Contract manufacturing expense decreased by $0.9 million due to completion of ANX005 production runs in the prior year period. Compensation and personnel-related expenses increased by $2.2 million, including an increase of $0.1 million in stock-based compensation, due to an increase in headcount. Facilities and depreciation costs increased by $0.8 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$8,153	$6,119	$2,034	33%
Consulting and professional services	6,746	4,881	1,865	38%
Facilities and depreciation	1,299	909	390	43%
Other	533	398	135	34%
Total general and administrative expenses	$16,731	$12,307	$4,424	36%

General and administrative expenses increased by $4.4 million, or 36%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $2.0 million in compensation and personnel-related expenses, including an increase of $1.2 million in stock-based compensation, related to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors’ and officers’ insurance increased by $1.9 million during the six months ended June 30, 2022. Facilities and depreciation costs increased by $0.4 million due to the commencement of our new office lease in November 2021 in Brisbane, California.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through June 30, 2022, we have raised net cash proceeds of $233.9 million from private placements of our redeemable convertible preferred stock and $262.4 million from the initial public offering of our common stock, or our IPO. As of June 30, 2022, we had available cash and cash equivalents and short-term investments of $177.6 million and an accumulated deficit of $368.8 million. Additionally, we raised net proceeds of approximately $122.7 million from our private placement in July 2022.

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(58,452)	$(48,074)
Net cash provided by (used in) investing activities	87,960	(120,655)
Net cash provided by financing activities	132	920
Increase (decrease) in cash, cash equivalents and restricted cash	$29,640	$(167,809)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $58.4 million, which consisted of a net loss of $72.5 million, partially offset by $10.9 million in non-cash charges and a net change of $3.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $8.8 million, depreciation and amortization of $1.1 million, accretion of discount on available-for-sale securities of $0.6 million, and reduction in the carrying amount of right-of-use assets of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2021 was $48.1 million, which consisted of a net loss of $57.4 million, partially offset by $9.5 million in non-cash charges and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $7.5 million, depreciation and amortization of $1.0 million, accretion of discount on available-for-sale securities of $0.5 million, and reduction in the carrying amount of right-of-use assets of $0.5 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $87.9 million, which consisted of $121.7 million of proceeds from maturities of available-for-sale securities, partially offset by $27.6 million of purchases of available-for-sale securities and $6.1 million of tenant improvement costs associated with our new lease in Brisbane, California.

Cash used in investing activities for the six months ended June 30, 2021 was $120.7 million, which consisted of $159.6 million of purchases of available-for-sale securities, $33.0 million of maturities of available-for-sale securities and $6.0 million of proceeds from sale of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $0.1 million, related to proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Cash provided by financing activities for the six months ended June 30, 2021 was $0.9 million, related to proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Funding Requirements

We use our cash to fund operations, primarily to fund our clinical trials, research and development expenditures and related personnel costs. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to our product candidates, particularly as they advance into later stages of development and as we conduct larger clinical trials, engage in other research and development activities, seek regulatory approvals for any product candidates that successfully complete clinical trials and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, we expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities and to grow our business and as we expect to engage in commercialization activities, if any of our product candidates receive marketing approval. We also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, together with the net proceeds from our private placement in July 2022, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or the 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of June 30, 2022, no shares of common stock have been sold under the 2021 ATM program.

Private Placement

On July 11, 2022, we sold in a private placement an aggregate of 42,137,548 shares of common stock, pre-funded warrants and common warrants, of which 9,013,834 shares are issued and outstanding, up to 24,696,206 shares are issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share, subject to beneficial ownership limitations) and up to 8,427,508 shares are issuable upon the exercise of common warrants (which are immediately exercisable at an exercise price of $5.806875 per share, subject to beneficial ownership limitations, and expire on June 30, 2025). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. The private placement resulted in net proceeds of approximately $122.7 million, after deducting placement agent fees and estimated expenses. Should all of the common warrants be exercised to purchase 8,427,508 shares of common stock, the Company would receive additional proceeds of approximately $48.9 million.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the quarter ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Exchange Risk

Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

We had cash and cash equivalents of $104.6 million and short-term investments of $73.0 million as of June 30, 2022. Cash and cash equivalents consist of bank deposits and money market funds. Our marketable securities generally consist of high-grade commercial paper, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. An immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was approximately $130.3 million and $63.4 million, respectively, and our net loss for the three and six months ended June 30, 2022 was approximately $37.1 million and $72.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $368.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2022, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $177.6 million. In July 2022, we closed a private placement, which resulted in net proceeds of approximately $122.7 million, after deducting placement agent fees and expenses. We expect our existing capital resources, including the net proceeds from the private placement, to fund our planned operating expenses into the second half of 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have experienced, and may in the future experience, disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. These disruptions include but are not limited to:

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak may continue to affect our clinical trials, business, financial condition, results of operations, and clinical development timelines and plans will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the outbreak, the emergence of new variants, rates of infection in the locations in which we and our CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business operate, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We have experienced adverse events during clinical trials, and may in the future experience, adverse or unforeseen events during, or as a result of, clinical trials. If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

From time to time, we publicly disclose interim, “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the “top-line” results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line,” and preliminary data should be viewed with caution until the final data are available. From time to time, we also disclose interim, preliminary or “top-line” data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between “top-line,” preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the “top-line,” preliminary or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.

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

The FDA has granted Fast Track designation for ANX005 in GBS and for ANX007 in GA, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs and biologics that have received Fast Track designation have failed to obtain approval.

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

As of June 30, 2022, we had 75 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption has caused, and could in the future cause, extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression, the current inflationary economic environment, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, supply chain challenges, natural catastrophes, the effects of climate change, regional and global conflicts and terrorist attacks or political disruption or turmoil could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will provide adequate protection for our products. The USPTO, patent offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny or significantly narrow claims made under our patent applications, and claims in our issued patents may be invalidated, may be designed around or may otherwise be unable to provide us with protection for our products. Further, the USPTO, trademark offices in other jurisdictions, or judicial or other bodies in any jurisdiction may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition and results of operations.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022 and a 3% reduction in the final year of this sequester, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may submit an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a NDA under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior findings of safety and effectiveness of the small molecule innovator product. For example, a 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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
•
the Health Insurance Portability and Accountability Act of 1996, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof.

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

The trading price of our common stock has been, and in the future, may be subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of extreme volatility and disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine, the COVID-19 pandemic and uncertainty about economic stability. These factors include those discussed in this “Risk Factors” section and others such as:

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
•
general economic conditions in the United States and abroad, including as a result of an economic recession or depression and market volatility related to the COVID-19 pandemic, the current inflationary economic environment, rising interest rates and global health concerns;
•
sales of our common stock, including sales by our officers, directors and specific existing stockholders; and
•
the issuance of shares of our common stock pursuant to the exercise of outstanding warrants.

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

We are a “smaller reporting company,” and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

Beginning with this Quarterly Report on Form 10-Q, we have re-qualified as a smaller reporting company. We are therefore entitled to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, at the end of this fiscal year, we will be a non-accelerated filer and will no longer be required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

As of August 2, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 70% of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our current shares outstanding and resulting market valuation do not reflect shares of our common stock issuable upon the exercise of pre-funded warrants and common warrants that are exercisable at the discretion of the holders of such warrants. If we sell shares of our common stock in the future, stockholders may experience immediate dilution. Stockholders may be unable to compute the dilutive impact of future financings.

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program. In addition, in July 2022, we closed a private placement which included the sale of pre-funded warrants and common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 2, 2022, the number of shares of our common stock outstanding was 47,617,740. This number does not include 24,696,206 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We agreed to file a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the trading price of our common stock.

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

In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. Depending on the facts and circumstances, however, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy

Rights Act, or the CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut, Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	07/08/22

4.2	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

10.1	Securities Purchase Agreement, dated July 7, 2022, by and among the Registrant and the Purchasers named within.	8-K	001-39402	10.1	07/08/22

10.2(a)#	Annexon, Inc. 2022 Employment Inducement Award Plan.					X

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.					X

10.2(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.					X

10.3	Non-Employee Director Compensation Program.	10-Q	001-39402	10.1	05/09/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

# Indicates management contract or compensatory plan.

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

Annexon, Inc.
Date: August 8, 2022	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)