Form 10-Q
period 2022-09-30
Annexon, Inc.
filed 2022-11-03
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s Common Stock outstanding as of October 28, 2022 was 47,630,393. This number does not include 24,696,206 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,658	$74,843
Short-term investments	58,861	167,872
Prepaid expenses and other current assets	5,258	4,978
Total current assets	274,777	247,693
Restricted cash	1,032	1,166
Property and equipment, net	17,093	17,848
Operating lease right-of-use assets	19,616	20,333
Other non-current assets	204	—
Total assets	$312,722	$287,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,921	$11,153
Accrued liabilities	11,323	9,250
Operating lease liabilities, current	1,806	1,202
Other current liabilities	170	139
Total current liabilities	20,220	21,744
Operating lease liabilities, non-current	31,900	33,387
Total liabilities	52,120	55,131
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	48	39
Additional paid-in capital	664,839	528,365
Accumulated other comprehensive loss	(406)	(180)
Accumulated deficit	(403,879)	(296,315)
Total stockholders’ equity	260,602	231,909
Total liabilities and stockholders’ equity	$312,722	$287,040

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$27,862	$27,581	$83,966	$72,849
General and administrative	8,207	8,099	24,938	20,406
Total operating expenses	36,069	35,680	108,904	93,255
Loss from operations	(36,069)	(35,680)	(108,904)	(93,255)
Interest and other income, net	1,015	82	1,340	303
Net loss	(35,054)	(35,598)	(107,564)	(92,952)
Net loss attributable to common stockholders	$(35,054)	$(35,598)	$(107,564)	$(92,952)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.93)	$(2.21)	$(2.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	68,652,859	38,341,110	48,710,433	38,261,359

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(35,054)	$(35,598)	$(107,564)	$(92,952)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(4)	(3)	(7)	(5)
Unrealized gain (loss) on available-for-sale securities	37	(7)	(219)	7
Comprehensive loss	$(35,021)	$(35,608)	$(107,790)	$(92,950)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909
Stock-based compensation	—	—	4,252	—	—	4,252
Stock option exercises	2,711	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(35,373)	(35,373)
Balances as of March 31, 2022	38,563,565	39	532,636	(373)	(331,688)	200,614
Stock-based compensation	—	—	4,520	—	—	4,520
Issuance of common stock per Employee Stock Purchase Plan purchase	40,341	—	113	—	—	113
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(37,137)	(37,137)
Balances as of June 30, 2022	38,603,906	39	537,269	(439)	(368,825)	168,044
Stock-based compensation	—	—	4,911	—	—	4,911
Stock option exercises	8,763	—	45	—	—	45
Issuance of common stock, pre-funded warrants and common warrants, net of issuance costs (related party amount of $9,500)	9,013,834	9	122,614	—	—	122,623
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized gain on available-for-sale securities	—	—	—	37	—	37
Net loss	—	—	—	—	(35,054)	(35,054)
Balances as of September 30, 2022	47,626,503	$48	$664,839	$(406)	$(403,879)	$260,602

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	2,962	—	—	2,962
Stock option exercises	74,930	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized loss on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(26,060)	(26,060)
Balances as of March 31, 2021	38,232,548	38	513,539	(103)	(192,052)	321,422
Stock-based compensation	—	—	4,517	—	—	4,517
Stock option exercises	82,805	—	534	—	—	534
Issuance of common stock per Employee Stock Purchase Plan purchase	6,759	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain on available-for-sale securities	—	—	—	39	—	39
Net loss	—	—	—	—	(31,294)	(31,294)
Balances as of June 30, 2021	38,322,112	38	518,708	(65)	(223,346)	295,335
Stock-based compensation	—	—	4,428	—	—	4,428
Stock option exercises	47,986	—	322	—	—	322
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Unrealized loss on available-for-sale securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(35,598)	(35,598)
Balances as of September 30, 2021	38,370,098	$38	$523,458	$(75)	$(258,944)	$264,477

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(107,564)	$(92,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	1,635
Accretion of discount on available-for-sale securities	490	934
Stock-based compensation	13,683	11,907
Reduction in the carrying amount of right-of-use assets	717	926
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(280)	(1,765)
Other non-current assets	(204)	—
Accounts payable	(777)	874
Accrued liabilities	4,041	181
Operating lease liabilities	(883)	471
Other current liabilities	31	—
Net cash used in operating activities	(89,170)	(77,789)
Investing activities:
Purchases of property and equipment	(6,244)	(799)
Purchases of available-for-sale securities	(46,364)	(191,122)
Proceeds from sale of available-for-sale-securities	—	7,988
Proceeds from maturities of available-for-sale securities	154,666	62,000
Net cash provided by (used in) investing activities	102,058	(121,933)
Financing activities:
Proceeds from the exercise common stock options	64	1,124
Proceeds from employee stock plan purchases	113	118
Proceeds from the issuance of common stock, pre-funded warrants and common warrants	120,976	—
Proceeds from the issuance of common stock, pre-funded warrants and common warrants - related party	9,500	—
Payment of issuance costs related to the issuance of common stock, pre-funded warrants and common warrants	(7,853)	—
Deferred offering costs payment related to the 2021 ATM program	—	(395)
Net cash provided by financing activities	122,800	847
Increase (decrease) in cash, cash equivalents and restricted cash	135,688	(198,875)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(5)
Cash, cash equivalents and restricted cash
Beginning of period	76,009	268,565
End of period	$211,690	$69,685
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$3,028	$996
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$118	$372
Deferred offering costs included in accrued liabilities	$—	$198
Right-of-use assets obtained in exchange for lease liability	$—	$21,084
Construction-in-progress obtained in exchange for tenant improvement allowance from lessors	$—	$10,748

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2022, had an accumulated deficit of $403.9 million and cash and cash equivalents and short-term investments of $269.5 million.

The Company has historically funded its operations through the issuance of shares of its redeemable convertible preferred stock and common stock. On July 11, 2022, the Company closed a private placement of shares of common stock, pre-funded warrants and common warrants, or Private Placement, which resulted in net proceeds of approximately $122.6 million, after deducting placement agent fees and other expenses. Based on projected activities, management projects that cash on hand is sufficient to support operations for at least the next 12 months following issuance of these condensed consolidated financial statements. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting.

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

Restricted cash as of September 30, 2022 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash	$570	$734
Cash equivalents	210,088	74,109
Cash and cash equivalents	210,658	74,843
Restricted cash	1,032	1,166
Cash, cash equivalents and restricted cash	$211,690	$76,009

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company’s pre-funded and common warrants are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$210,088	$—	$—	$210,088
Short-term investments:
Commercial paper	Level 2	23,825	—	(100)	23,725
Government bonds	Level 2	35,354	—	(218)	35,136
Total assets		$269,267	$—	$(318)	$268,949

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

For the three and nine months ended September 30, 2022 and 2021, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development costs	$3,562	$3,002
Prepaid insurance	1,243	1,282
Other prepaid expenses	396	231
Other current assets	57	463
Total prepaid expenses and other current assets	$5,258	$4,978

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$17,179	$16,594
Laboratory equipment	1,552	1,353
Furniture and fixtures	682	649
Computer equipment and software	33	41
Total property and equipment, gross	19,446	18,637
Less: accumulated depreciation	(2,353)	(789)
Total property and equipment, net	$17,093	$17,848

The Company recognized depreciation for property and equipment of $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$7,054	$2,404
Accrued compensation	3,792	3,573
Accrued professional services	313	1,274
Accrued construction costs	—	1,917
Other accrued expenses	164	82
Total accrued liabilities	$11,323	$9,250

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, the operating lease right-of-use assets were $19.6 million and lease liabilities were $33.7 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 9.1 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $0.5 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease payments were $0.1 million and $36,000 for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2022, were as follows:

(in thousands)
2022 (remaining three months)	$1,175
2023	4,742
2024	4,907
2025	5,079
2026 and thereafter	32,833
Total undiscounted lease payments	48,736
Less: Imputed interest	(15,030)
Total	$33,706

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $0.5 million, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the three and nine months ended September 30, 2022 and 2021.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2016, the Company entered into a sponsored research agreement, with a not-for-profit entity to perform research on multiple sclerosis. The sponsored research agreement was amended in March 2019, or as amended, the Sponsored Research Agreement. Under the terms of the Sponsored Research Agreement, the Company may receive up to $0.7 million in funding. If within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $0.6 million in funding to date, which was recorded as other income. The Company recognized no income during the nine months ended September 30, 2022 and $0.1 million in income during the nine months ended September 30, 2021.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

Private Placement

On July 11, 2022, the Company sold in a private placement an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025.

An entity related to one of the Company’s directors participated in the Private Placement and purchased 2,453,988 shares of common stock and accompanying common warrants to purchase up to an additional 613,497 shares of common stock for an aggregate price of approximately $9.5 million.

Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The Company may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise or (ii) the combined voting power of the Company’s securities beneficially owned by such holder, together with its affiliates, to exceed 9.99% of the combined voting power of all of the Company’s securities immediately outstanding after giving effect to the exercise, which such percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 19.99% upon at least 61 days’ notice to the Company. The Company may not effect the exercise of any common warrant, and a holder will not be entitled to exercise any portion of any common warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99%, 9.99% or 19.99% (as applicable pursuant to the holder’s common warrant) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which such percentage may be changed at the holder’s election to a higher or lower percentage, including 9.99%, 14.99% or 19.99%, and not in excess of 19.99%, upon at least 61 days’ notice to the Company. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

As of September 30, 2022, no pre-funded or common warrants were exercised, and there were pre-funded and common warrants to purchase an aggregate of 33,123,714 shares of common stock outstanding. The 24,696,206 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of September 30, 2022.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of September 30, 2022, no shares of common stock have been sold under the 2021 ATM program.

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	September 30, 2022	December 31, 2021
Stock options issued and outstanding	8,178,136	5,662,824
Stock options reserved for 2020 Incentive Award Plan	334,001	2,039,951
Unvested restricted stock units outstanding	591,608	50,000
Common stock reserved for 2021 ATM program	5,265,929	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,075,042	729,775
Common stock reserved for Employment Inducement Award Plan	1,703,000	—
Common stock reserved for pre-funded warrants	24,696,206	—
Common stock reserved for common warrants	8,427,508	—
Total common stock reserved	50,271,430	13,748,479

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2022, there were 334,001 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2022, there were 1,703,000 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	5,662,824	$16.98	8.26	$10,186
Stock options granted	3,645,435	5.59
Stock options exercised	(11,474)	5.65
Stock options forfeited	(1,118,649)	16.24
Balances as of September 30, 2022	8,178,136	$12.02	8.39	$6,084
Exercisable as of September 30, 2022	2,968,956	$12.75	7.17	$2,494

The total intrinsic value of options exercised were $2,500 and $0.7 million during the three months ended September 30, 2022 and 2021, respectively, and $5,000 and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2022 and 2021 was $3.93 and $19.41 per share, respectively.

As of September 30, 2022, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $42.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

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

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	50,000	$12.84
Granted	600,583	5.40
Cancelled	(58,975)	8.04
Unvested as of September 30, 2022	591,608	$5.76

As of September 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2022, 1,075,042 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2022.

The stock-based compensation expense related to the ESPP was $29,000 and $42,000 for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense related to all equity-based awards recognized in the period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,433	$2,382	$6,509	$6,330
General and administrative	2,478	2,046	7,174	5,577
Total stock-based compensation expense	$4,911	$4,428	$13,683	$11,907

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.77 - 6.08	4.33 - 6.08	5.50 - 6.08	4.33 - 6.08
Expected volatility	81.70% - 82.70%	88.3% - 89%	78.80% - 82.80%	88.3% - 90.7%
Risk-free interest rate	2.92% - 3.61%	0.70% - 1.10%	1.49% - 3.61%	0.35% - 1.10%
Dividend yield	—	—	—	—

8. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

9. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Private Placement as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2022, no pre-funded warrants have been exercised and there were pre-funded warrants to purchase an aggregate of 24,696,206 shares of common stock outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	8,178,136	5,918,981
Shares subject to Employee Stock Purchase Plan	110,897	9,538
Unvested restricted stock units	591,608	—
Common warrants to purchase common stock	8,427,508	—
Total	17,308,149	5,928,519

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

We are advancing a broad pipeline of five complement-targeted product candidates, each with distinct routes of administration and dosing schedules, designed to selectively inhibit the classical complement pathway in specific compartments of the body, brain or eye:

•
ANX005. Our lead candidate, ANX005, an investigational, full-length monoclonal antibody formulated for intravenous administration, is designed to fully inhibit C1q and the classical complement pathway in the body and across the blood brain barrier for autoimmune and neurodegenerative diseases. ANX005 is currently being evaluated in a Phase 2/3 clinical trial for the potential treatment of patients with Guillain-Barré Syndrome (GBS) and a Phase 2 trial in patients with warm autoimmune hemolytic anemia (wAIHA).
•
During the second quarter, we reported final data from an open-label Phase 2 clinical trial of ANX005 in patients with Huntington’s disease (HD). The data showed that ANX005 demonstrated full C1q target inhibition and was generally well-tolerated. Additionally, disease progression was stabilized in the overall patient population through the nine-month study and the rapid improvement in clinical outcome measures was maintained in patients with high baseline complement activity through the entire nine-month study. Based on these data, we plan to engage with regulatory authorities to assess the opportunity for a well-controlled trial in HD leveraging a precision medicine approach. ANX005 is also being evaluated in a Phase 2a trial in amyotrophic lateral sclerosis (ALS).

•
ANX007. ANX007 is an investigational antibody Fab formulated for intravitreal administration that is designed to inhibit C1q locally in the eye for patients with complement-mediated neurodegenerative diseases of the eye. ANX007 is being evaluated in a global Phase 2 trial in patients with geographic atrophy (GA).
•
ANX009. ANX009 is an investigational subcutaneous formulation of an antigen-binding fragment, or Fab, that is designed to selectively inhibit C1q in the vascular space. ANX009 is currently being evaluated in a Phase 1b trial in patients with lupus nephritis (LN).
•
ANX105 and ANX1502. Our next generation product candidates include ANX105, an investigational monoclonal antibody targeting neurodegenerative and autoimmune indications, and ANX1502, an investigational oral small molecule in development for the treatment of certain autoimmune indications. Both programs are currently being evaluated in Phase 1 first-in-human trials in healthy volunteers.

With compelling clinical and biomarker data from our lead candidate, ANX005, in both GBS and HD, we are advancing late-stage trials for each indication. We are on track to evaluate data in December 2022 from multiple signal-finding studies in our autoimmune franchise, as well as safety and target engagement data with our oral, small molecule, ANX1502. Additionally, we anticipate reviewing data from our Phase 2 program of ANX007 in GA in the first half of 2023. We plan to provide a portfolio update and anticipated milestones across our autoimmune, neurodegeneration and ophthalmology therapeutic franchises in early January 2023.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $35.1 million and $35.6 million for the three months ended September 30, 2022 and 2021, respectively, and $107.6 million and $93.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $403.9 million and cash and cash equivalents and short-term investments of $269.5 million.

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

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Three Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$27,862	$27,581	$281	1%
General and administrative	8,207	8,099	108	1%
Total operating expenses	36,069	35,680	389	1%
Loss from operations	(36,069)	(35,680)	(389)	1%
Interest and other income, net	1,015	82	933	*
Net loss	$(35,054)	$(35,598)	$544	(2%)

* Not meaningful

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$12,925	$12,591	$334	3%
Consulting and professional services	1,478	1,763	(285)	(16%)
Contract manufacturing	3,720	4,759	(1,039)	(22%)
Laboratory supplies and materials	282	270	12	4%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,218	6,720	1,498	22%
Facilities and depreciation	1,228	1,441	(213)	(15%)
Other	11	37	(26)	(70%)
Total research and development expenses	$27,862	$27,581	$281	1%

Research and development expenses increased by $0.3 million, or 1%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $1.5 million in compensation and personnel-related expenses, related to an increase in headcount. Direct clinical outside services costs increased by $0.3 million due to our multiple active clinical trials in GBS, warm autoimmune hemolytic anemia, amyotrophic lateral sclerosis, geographic atrophy, and first in human trials of ANX105 and ANX1502. Contract manufacturing expense decreased by $1.0 million due to completion of ANX005 production runs in the prior year period. Direct consulting and professional services costs decreased by $0.3 million due to timing of costs related to the support of multiple functions including clinical development, translational, regulatory and project management. Facilities and depreciation costs decreased by $0.2 million due to sublease income offsetting rent expense associated with our lease for office space in Brisbane, California, which commenced in November 2021.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,426	$3,503	$923	26%
Consulting and professional services	2,907	3,792	(885)	(23%)
Facilities and depreciation	622	669	(47)	(7%)
Other	252	135	117	87%
Total general and administrative expenses	$8,207	$8,099	$108	1%

General and administrative expenses increased by $0.1 million, or 1%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $0.9 million in compensation and personnel-related expenses, including an increase of $0.4 million in stock-based compensation, related to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors’ and officers’ insurance decreased by $0.9 million during the three months ended September 30, 2022. Facilities and depreciation costs decreased by $0.1 million due to sublease income offsetting rent expense associated with our lease for office space in Brisbane, California, which commenced in November 2021.

Interest and other income, net

Interest and other income increased by $0.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to the increase in cash and cash equivalents and short-term investments balances, which was a result of the private placement completed in July 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$83,966	$72,849	$11,117	15%
General and administrative	24,938	20,406	4,532	22%
Total operating expenses	108,904	93,255	15,649	17%
Loss from operations	(108,904)	(93,255)	(15,649)	17%
Interest and other income, net	1,340	303	1,037	*
Net loss	$(107,564)	$(92,952)	$(14,612)	16%

* Not meaningful

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$39,640	$30,608	$9,032	30%
Consulting and professional services	5,386	5,606	(220)	(4%)
Contract manufacturing	12,553	14,464	(1,911)	(13%)
Laboratory supplies and materials	829	871	(42)	(5%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	21,740	18,031	3,709	21%
Facilities and depreciation	3,752	3,127	625	20%
Other	66	142	(76)	(54%)
Total research and development expenses	$83,966	$72,849	$11,117	15%

Research and development expenses increased by $11.1 million, or 15%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $9.0 million in direct clinical outside services related to our multiple clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis, geographic atrophy, and first in human trials of ANX105 and ANX1502. Contract manufacturing expense decreased by $1.9 million due to completion of ANX005 production runs in the prior year period. Compensation and personnel-related expenses increased by $3.7 million, including an increase of $0.2 million in stock-based compensation, due to an increase in headcount. Facilities and depreciation costs increased by $0.6 million due to the commencement of our office lease in November 2021 in Brisbane, California.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$12,579	$9,622	$2,957	31%
Consulting and professional services	9,653	8,673	980	11%
Facilities and depreciation	1,921	1,578	343	22%
Other	785	533	252	47%
Total general and administrative expenses	$24,938	$20,406	$4,532	22%

General and administrative expenses increased by $4.5 million, or 22%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $3.0 million in compensation and personnel-related expenses, including an increase of $1.6 million in stock-based compensation, related to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors’ and officers’ insurance increased by $1.0 million during the nine months ended September 30, 2022. Facilities and depreciation costs increased by $0.3 million due to the commencement of our office lease in November 2021 in Brisbane, California.

Interest and other income, net

Interest and other income increased by $1.0 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to the increase in cash and cash equivalents and short-term investments balances, which was the result of the private placement completed in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through September 30, 2022, we have raised net cash proceeds of $356.5 million from private placements of our redeemable convertible preferred stock, common stock, pre-funded warrants and common warrants, and $262.4 million from the initial public offering of our common stock, or our IPO. As of September 30, 2022, we had available cash and cash equivalents and short-term investments of $269.5 million and an accumulated deficit of $403.9 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(89,170)	$(77,789)
Net cash provided by (used in) investing activities	102,058	(121,933)
Net cash provided by financing activities	122,800	847
Increase (decrease) in cash, cash equivalents and restricted cash	$135,688	$(198,875)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $89.2 million, which consisted of a net loss of $107.6 million, partially offset by $16.5 million in non-cash charges and a net change of $1.9 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $13.7 million, depreciation and amortization of $1.6 million, accretion of discount on available-for-sale securities of $0.5 million, and reduction in the carrying amount of right-of-use assets of $0.7 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $102.1 million, which consisted of $154.7 million of proceeds from maturities of available-for-sale securities, partially offset by $46.4 million of purchases of available-for-sale securities and $6.2 million of tenant improvement costs associated with our new lease in Brisbane, California.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $122.8 million, which consisted of $130.5 million of proceeds from issuance of common stock and pre-funded warrants, and $0.2 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases, partially offset by $7.9 million of issuance costs payment.

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.8 million, million, related to $1.2 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases, partially offset by $0.4 million of deferred offering costs related to the 2021 ATM program.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or the 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of September 30, 2022, no shares of common stock have been sold under the 2021 ATM program.

Private Placement

On July 11, 2022, we sold in a private placement an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. The private placement resulted in net proceeds of approximately $122.6 million, after deducting placement agent fees and other expenses.

Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

As of September 30, 2022, no pre-funded or common warrants were exercised, and there were pre-funded and common warrants to purchase an aggregate of 33,123,714 shares of common stock outstanding. The 24,696,206 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of September 30, 2022.

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

During the quarter ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

We had cash and cash equivalents of $210.7 million and short-term investments of $58.9 million as of September 30, 2022. Cash and cash equivalents consist of bank deposits and money market funds. Our marketable securities generally consist of high-grade commercial paper, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. An immediate 10% increase or decrease in interest rates would not have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates, which are in early stages of clinical development.
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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was approximately $130.3 million and $63.4 million, respectively, and our net loss for the three and nine months ended September 30, 2022 was approximately $35.1 million and $107.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $403.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2022, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $269.5 million. We expect our existing capital resources to fund our planned operating expenses into the second half of 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, conducting preclinical studies and clinical trials, and delays related to the COVID-19 pandemic;
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
•
delay, limit, reduce or terminate our research and development activities; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or any future product candidate or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Risks Related to Our Business

Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates, which are in early stages of clinical development.

We have no products approved for sale, and our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates. However, given the stage of development of our product candidates, it may be many years, if we succeed at all, before we have demonstrated the safety, purity, potency and/or efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

While inhibition of the complement pathway has been validated as a therapeutic approach, C1q inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover that our product candidates do not possess certain properties required for therapeutic effectiveness, or even if found to be effective in one type of disease, they are not effective in other types of disease. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to risks, including that our biomarker-driven approach may not translate into therapeutic effectiveness.

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
•
our ability to complete an investigational new drug application, or IND, enable studies and successfully submit INDs or comparable applications;
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
•
the willingness of patients to enroll or continue to participate in a clinical trial during the COVID-19 pandemic;

•
patient demand for our product candidates, if approved, including the willingness of patients to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
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

Public health crises such as pandemics or similar outbreaks have, and could in the future, materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic and in connection with the spread of the Omicron variants, “shelter in place” orders and other public health guidance measures were implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Additionally, the COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our clinical trials and has resulted in increased competition for more limited hospital resources among companies conducting clinical trials. Further, due to public health guidance measures, we maintain a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home has, and may continue to, negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories have been delayed.

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

We are at an early stage of clinical development of our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

The FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions, including the FDA may require that we conduct more than one pivotal trial in order to gain approval.

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
•
generating sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•
delays in obtaining regulatory authorization to commence a trial;
•
reaching agreements on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
clinical trial sites deviating from trial protocol or dropping out of a trial;
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

Interim, “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose interim, “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the “top-line” results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. “Top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line” and preliminary data should be viewed with caution until the final data are available. From time to time, we also disclose interim, “top-line” or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, “top-line” or preliminary data and final data could significantly harm our business prospects.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so in the future for reasons including the relative impact of the COVID-19 pandemic on trial sites in the United States. For example, we conducted our Phase 1b clinical trial of ANX005 in Bangladesh. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice, or GCP, requirements, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We do not have the ability, and we do not plan to build or acquire the infrastructure or capability internally, to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

We currently intend to supply our product candidates in all territories for our clinical development programs, and rely on third parties at key stages in our supply chain. For instance, the supply chains for our product candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our product candidates is complicated, and we expect the logistical challenges associated with our supply chain to grow more complex as our product candidates are further developed.

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

In addition, to manufacture our product candidates in the quantities we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and we may need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved.

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

As of September 30, 2022, we had 83 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We are or may become a party to licenses that give us rights to third-party intellectual property that are necessary or useful for our business, and we may enter into additional licenses in the future. Under these license agreements, we are or may become obligated to pay the licensor fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. These fees may be significant, which could make it difficult for us to achieve or maintain profitability. In addition, under certain of such agreements, we are or may become required to diligently pursue the development of products using the licensed technology. If we fail to comply with these obligations including due to the impact of the COVID-19 pandemic on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, and fail to cure our breach within a specified period of time, the licensor may have the right to terminate the applicable license, in which event we could lose valuable rights and technology that are material to our business, harming our ability to develop, manufacture and/or commercialize our platform or product candidates. If the licensor retains control of prosecution of the patents and patent applications licensed to us, we may have limited or no control over the manner in which the licensor chooses to prosecute or maintain its patents and patent applications and have limited or no right to continue to prosecute any patents or patent applications that the licensor elects to abandon.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Prior to our IPO in July 2020, there was no public market for shares of our common stock, and an active public trading market for our shares may not develop or, if it is developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other product candidates, businesses or technologies using our shares as consideration.

We are a “smaller reporting company,” and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

As of June 30, 2022, we re-qualified as a smaller reporting company. We are therefore entitled to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, the number of shares of our common stock outstanding was 47,626,503. This number does not include 24,696,206 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We agreed to file a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the trading price of our common stock.

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

Foreign data protection laws, including the European Union General Data Protection Regulation, or the GDPR, may also apply to health-related and other personal data of data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018, and companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of EEA individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU, or the CJEU, invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the EU and the United States announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. The restrictions on use of SCCs include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

As described above, on July 11, 2022, we sold in a private placement an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. Please see our Current Report on Form 8-K filed with the SEC on July 8, 2022 and Note 6—Stockholders’ Equity to our unaudited condensed consolidated financial statements for additional information regarding the pre-funded warrants and the common warrants.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	07/08/22

4.2	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

10.1	Securities Purchase Agreement, dated July 7, 2022, by and among the Registrant and the Purchasers named within.	8-K	001-39402	10.1	07/08/22

10.2(a)#	Annexon, Inc. 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(a)#	08/08/2022

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(b)#	08/08/2022

10.2(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(c)#	08/08/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Annexon, Inc.
Date: November 3, 2022	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)