Form 10-K
period 2022-12-31
Annexon, Inc.
filed 2023-03-06
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2022) was approximately $125 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. This calculation does not reflect a determination that such parties are affiliates for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2023 was 50,493,255. This number does not include 24,696,206 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 6—Stockholders’ Equity to the Registrant’s audited consolidated financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

• the potential future sales of our common stock under our at-the-market offering program;

• our future financial or operating performance; and

• developments and projections relating to our competitors and our industry, including competing products.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factor Summary” and “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no

i

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

ii

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for patients with classical complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a broad pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, resulting in four flagship programs that we are actively advancing:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease with no U.S. Food and Drug Administration, or FDA, approved therapies, and for which we believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent nerve damage and irreversible neurological disability. We demonstrated clinical proof-of-concept in a prior placebo-controlled trial and expect to complete enrollment of approximately 220 patients in our ongoing Phase 3 GBS trial in the second half of 2023, with data anticipated in the first half of 2024.
•
Huntington’s Disease, or HD: We are evaluating ANX005 for the potential treatment of patients with HD, a slowly progressing, inherited and fatal neurodegenerative disease in which we believe C1q triggers synapse loss and neuroinflammation. We completed a Phase 2 clinical trial in patients with manifest HD in 2022, in which ANX005 demonstrated positive efficacy results and was generally well-tolerated. Based on the Phase 2 results and a productive engagement with the FDA in late 2022, we are preparing to advance ANX005 into a randomized, double-blind, placebo-controlled Phase 2/3 trial for patients with HD in 2023.
•
Geographic Atrophy, or GA: We are evaluating ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, for the potential treatment of patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells. ANX007 is designed to block C1q locally in the eye to provide more complete protection against excess classical complement activity, a key driver of disease. We completed enrollment of approximately 270 patients in our ongoing Phase 2 GA trial in early 2022. We expect to report data from the 12-month treatment-period of the Phase 2 trial in mid-2023, followed by additional data after the conclusion of the six-month off-treatment period by the end of 2023.
•
ANX1502 for Autoimmune Indications: ANX1502 is a novel oral small molecule targeting classical complement, which we believe is first-in-kind. We are conducting an ongoing Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of ANX1502 in healthy volunteers. In the SAD trial, a single dose of 450 mg has achieved target drug levels in plasma in patients, consistent with twice-daily dosing. Additionally, ANX1502 has been generally well-tolerated as of October 23, 2022. The SAD trial is ongoing to identify the maximum tolerated dose. We are preparing to initiate a proof-of-concept trial in patients with cold agglutinin disease, or CAD, in 2023, which is supported by positive data previously generated by ANX005 in CAD patients. We also plan to expand development into additional autoimmune indications with strong scientific rationale, including multifocal motor neuropathy, or MMN, in the first half of 2024.

In addition to our flagship programs, we are studying multiple programs across our three therapeutic franchise areas, including:

•
Amyotrophic Lateral Sclerosis, or ALS: We are evaluating ANX005 in a Phase 2a signal-finding clinical trial in patients with ALS, a fatal neurodegenerative disorder characterized by C1q activation driving inflammation and neurodegeneration. Preliminary Phase 2a data as of December 6, 2022 from the first eight patients in the trial showed that treatment with ANX005 resulted in a reduction in neurofilament light, or NfL, a neurodegenerative disease biomarker, and slowed disease progression as measured by reductions in revised ALS functional rating scores during the initial 12-week on-treatment period, followed by an increase in disease progression in the off-treatment period. Enrollment in the Phase 2a trial is ongoing, and we expect to report full data from the Phase 2a clinical trial in 2023.
•
Lupus Nephritis, or LN: We are advancing a Phase 1b signal-finding trial of ANX009, a C1q Fab formulated for subcutaneous delivery, using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which pathogenic autoantibodies against C1q enhance activity and uniquely amplify kidney inflammation and damage. Enrollment in the Phase 1b clinical trial is ongoing with multiple patients dosed, and clinical data are expected in the first half of 2023.
•
ANX105: We are continuing to evaluate ANX105, a next-generation full-length mAb, in a Phase 1 SAD clinical trial in healthy volunteers. Enrollment is ongoing and initial data are expected in 2023.

Beyond our clinical-stage assets, leveraging the learnings from our initial trials and our expertise in the role of C1q and the classical complement pathway, we are evaluating additional orphan and large market indications that are driven by aberrant or excess classical complement activation.

Annexon was co-founded by the late Dr. Ben Barres, former member of the National Academy of Sciences, Chair of Neurobiology at Stanford University and a pioneer in complement-mediated neurodegeneration, and Dr. Arnon Rosenthal, a world-renowned scientist and industry executive. We have assembled a seasoned and accomplished management team that has been involved in the discovery, development, approval and commercialization of numerous marketed drugs, and has been studying the complement pathway and autoimmune and neurodegenerative disorders for decades. Our team is further supported by an experienced scientific advisory board, board of directors and leading healthcare investors that share our commitment to advancing transformative medicines for patients suffering from debilitating autoimmune and neurodegenerative diseases.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our upstream complement platform and each of our product candidates.

Our Pipeline

Our pipeline is led by four flagship programs focused on complement-mediated diseases of the body, brain and eye for which there is significant unmet medical need and where we have the potential to provide a first-in-class treatment opportunity. Beyond our flagship programs, we are evaluating additional clinical-stage product candidates in a variety of indications and have active research efforts for additional pipeline programs in the future. Our clinical-stage pipeline is summarized below:

Our first clinical-stage product candidate is ANX005, an investigational mAb designed to block C1q and activation of the classical complement cascade. For GBS, ANX005 is designed to act early in the disease course to prevent nerve damage and irreversible neurological disability in GBS patients. In the Phase 1b dose-ranging trial in GBS patients, treatment with ANX005 was well-tolerated and resulted in full and prolonged C1q engagement and classical cascade inhibition in the blood and cerebrospinal fluid, or CSF. While our Phase 1b trial was not powered to show statistical significance, we observed a significant reduction in NfL, a well-accepted marker of nerve damage in neurodegenerative disease that has been shown to correlate with disease severity and clinical outcomes. Patients treated with ANX005 also showed positive numerical trends across key GBS outcome measures. GBS is a rare, acute, antibody-mediated autoimmune disease impacting the peripheral nervous system. There are currently no approved therapies for GBS in the United States. Intravenous immunoglobulin, or IVIg, and plasma exchange are the current standards of care in the Western world and parts of Asia.

In March 2021, we completed the evaluation of our drug-drug interaction, or DDI, study of ANX005 co-administered with IVIg in 14 patients with GBS. The DDI study was conducted to evaluate the safety and tolerability of ANX005 and IVIg co-administration in GBS patients, and measured PK and PD of ANX005 when administered in combination with IVIg. IVIg, though not approved by the FDA in the United States for GBS, is currently the standard of care for GBS. Results from the DDI study demonstrated that co-administration of IVIg-ANX005 was well-tolerated and achieved full C1q target engagement, and C1q suppression was maintained within the targeted range. The open-label DDI study was not placebo-controlled or powered for statistical significance on efficacy measures. Several key GBS outcome measures were recorded from baseline, and early improvement was observed in GBS patients, including increased muscle strength, decreased NfL and improved GBS disability score. Results from the DDI study were presented at the Peripheral Nerve Society in 2021.

A randomized, placebo-controlled, pivotal Phase 3 clinical trial of ANX005 is ongoing in GBS patients in developing countries and is statistically powered to evaluate the efficacy of ANX005 in improving disability in GBS patients. Following an engagement with the FDA regarding the statistical analysis plan for the ongoing Phase 3 trial, we plan to increase the study population by approximately 40 patients for a total of 220 patients. Expanded enrollment is expected to be completed in the second half of 2023 with data from the pivotal Phase 3 clinical trial anticipated in the first half of 2024. ANX005 has received both Orphan Drug and Fast Track designations from the FDA for the treatment of GBS.

We are also studying ANX005 in patients with HD as well as patients with ALS – two neurodegenerative disorders in which aberrant classical complement activation has been shown to be associated with synapse loss, elevated levels of NfL and disease progression. In June 2022, we announced final data from the Phase 2 trial of ANX005 in patients with HD, which showed that treatment with ANX005 was generally well-tolerated, with full target engagement of C1q in both serum and CSF observed throughout the six-month treatment period and well into the three-month follow-up period. Disease progression stabilized for the entire nine months of the study, as assessed by both Composite Unified Huntington's Disease Rating Scale, or cUHDRS, and Total Functional Capacity, or TFC, the two primary clinical measurement scales for HD. Additionally, HD patients with higher baseline complement activity, as measured by elevated levels of C4a in CSF, demonstrated a rapid clinical benefit, as assessed by both cUHDRS and TFC, that was sustained over the entire nine months of the study. Improvement in cUHDRS and TFC in HD patients with higher baseline complement was evident six weeks after dosing initiation and was maintained over nine months through the on-treatment and follow-up periods. Plasma and CSF NfL levels remained generally consistent through the nine-month study, and were comparable to NfL levels described in published natural history data for HD patients. Based on these findings and a productive engagement with the FDA, we plan to advance ANX005 into a randomized, double-blind, placebo-controlled Phase 2/3 trial for patients with HD in 2023.

Our Phase 2 trial evaluating ANX005 in patients with ALS is ongoing, and is designed to assess the safety, tolerability, target engagement and impact on disease-related biomarkers and clinical outcomes by ANX005. Preliminary data (n=8) showed that treatment with ANX005 resulted in a reduction in NfL and slowing of disease progression, as measured by reductions in revised ALS functional rating scores, during the initial 12-week on-treatment period, followed by an increase in disease progression in the off-treatment period as of December 6, 2022. Enrollment in the trial is ongoing with full data expected in 2023.

Our second clinical-stage product candidate is ANX007, an investigational C1q-targeting Fab formulated for intravitreal administration in patients with complement-mediated neurodegenerative ophthalmic disorders. Consistent with the results we observed in preclinical studies, in the Phase 1b trial in glaucoma patients, ANX007 was well-tolerated and showed full target engagement and inhibition of C1q in the eye for at least four weeks. We believe inhibition of C1q may provide neuroprotective benefit by preventing the aberrant loss of functioning synapses in the retina in a variety of ophthalmic disorders, including glaucoma and geographic atrophy, or GA. A Phase 2 trial of ANX007 in patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells, is ongoing. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity, a key driver of GA, and the loss of photoreceptor neurons. Enrollment in the ongoing Phase 2 clinical trial was completed in early 2022. We plan to report data from the on-treatment period of the Phase 2 trial in mid-2023, followed by data after the conclusion of the six-month off-treatment period by the end of 2023.

Our third clinical-stage product candidate is ANX1502, an investigational oral small molecule being developed for the treatment of complement-mediated autoimmune diseases. We are evaluating ANX1502 in an ongoing Phase 1 SAD and MAD trial in healthy volunteers. In the SAD trial, a single dose of 450 mg achieved target drug levels in plasma in patients, consistent with twice-daily dosing. Additionally, ANX1502 has been generally well-tolerated as of October 23, 2022. The SAD trial is ongoing to identify the maximum tolerated dose. We are preparing to initiate a proof-of-concept trial in patients with CAD in 2023, which is supported by positive data generated by ANX005 in CAD patients in a Phase 2 signal-finding trial. We plan to expand development of ANX1502 into additional autoimmune indications with strong scientific rationale, including MMN, in the first half of 2024.

Our fourth clinical-stage product candidate is ANX009, an investigational C1q Fab formulated for subcutaneous delivery, which was evaluated in a first-in-human, or FIH, clinical trial. In this trial, ANX009 was well-tolerated at all dose levels tested and no drug-related safety signals were observed. The trial showed that ANX009 led to sustained C1q inhibition at multiple doses, supporting the potential for twice-weekly subcutaneous administration with the current formulation. We designed ANX009 with a goal of enabling chronic dosing for patients with antibody-mediated autoimmune disorders where anti-C1q may have a disease-modifying effect and where we can utilize our targeted biomarker-driven approach. ANX009 is currently being evaluated in a Phase 1b signal-finding trial using a precision medicine approach for patients with LN who have high baseline complement activity. Enrollment in this trial is ongoing with multiple patients dosed and data are expected in the first half of 2023.

We are also developing our next-generation product candidate, ANX105, an investigational mAb with enhanced dosing and PK properties designed for chronic neurodegenerative diseases. Enrollment in a Phase 1 SAD trial of ANX105 in healthy volunteers is ongoing and initial data are expected in 2023.

Our Strategy

Our goal is to develop disease-modifying medicines for patients suffering from classical complement-mediated diseases. Key elements of our strategy include:

•
Leveraging our distinct approach of inhibiting C1q and aberrant upstream and downstream classical complement activity to address a broad range of well-characterized classical complement-mediated diseases. By inhibiting C1q and the early classical cascade, we believe our product candidates are uniquely designed to address a wide range of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative disorders of the brain and the eye. We believe full classical complement inhibition may result in clinical benefits by blocking aberrant upstream and downstream immune cell activation in our targeted indications, as well as potentially provide safety advantages by leaving the lectin and alternative pathways intact to perform their normal immune functions.
•
Prioritizing resources and execution of late-stage development of four flagship programs. By prioritizing our efforts on our four flagship programs in GBS, HD, GA and our novel oral small molecule, ANX1502, our goal is to create near-term value for patients, physicians and stakeholders.
•
Advancing ANX005 through clinical development in multiple autoimmune and neurodegenerative indications of high unmet need. We are developing ANX005 as a potential treatment for GBS, HD and ALS. ANX005 has been generally well-tolerated and demonstrated full target engagement and rapid and durable improvement in clinical outcomes for patients in two difficult-to-treat indications – GBS and HD – and with encouraging, early signs of activity in ALS. We are currently evaluating ANX005 in a pivotal Phase 3 trial in GBS and plan to initiate a Phase 2/3 trial for patients with HD in 2023. Our Phase 2 trial of ANX005 in patients with ALS is underway and we plan to report full data in 2023.
•
Evaluating ANX007 as an agent for neuroprotective benefit in ophthalmic indications. We are developing ANX007 in neurodegenerative ophthalmic indications, such as GA. ANX007 reduced retinal damage in animal models of GA and glaucoma. In our Phase 1b trial in glaucoma patients, intravitreal administration of ANX007 resulted in full target engagement of C1q at both low and high doses. Based on this clinical dosing data, our preclinical data in glaucoma and GA, and proximate clinical validation from downstream complement approaches, we believe that ANX007 may provide neuroprotective benefit in patients with these and other complement-mediated ophthalmic disorders. ANX007 is currently being evaluated in a Phase 2 trial in patients with GA with data anticipated in mid-2023.
•
Demonstrating clinical proof-of-concept with ANX1502, an oral small molecule targeting classical complement. We are currently evaluating ANX1502 in an ongoing Phase 1 SAD and MAD trial in healthy volunteers. As of October 23, 2022, ANX1502 has been generally well-tolerated and achieved target drug levels with a single dose. The SAD trial is ongoing to identify the maximum tolerated dose. We are preparing to initiate a proof-of-concept study in 2023 in patients with CAD. Additionally, we plan to expand development into additional autoimmune indications with strong scientific rationale, including MMN.
•
Expanding our portfolios across three therapeutics franchises informed by data from our flagship programs. We intend to leverage learnings from our flagship programs to inform selection of additional orphan and larger patient populations involving related biological mechanisms. In our autoimmune portfolio, additional indications include antibody-mediated autoimmune disorders such as CAD, lupus nephritis (specifically in lupus nephritis patients with endogenous PACA), and MMN. In our neurodegenerative portfolio, additional potential indications include ALS, frontotemporal dementia and Alzheimer’s disease. In our ophthalmology franchise, additional indications include glaucoma and other complement-mediated neurodegenerative diseases of the eye. We plan to efficiently prosecute opportunities across our three therapeutic franchises utilizing our disciplined, biomarker-driven development strategy.
•
Developing additional product candidates that are designed to inhibit activation of the classical complement cascade. We have secured broad intellectual property protection for our upstream complement platform and intend to leverage our intellectual property and know-how to protect and enhance our leading position in developing novel therapeutics that target the classical complement cascade. We are developing product candidates, such as ANX009, to modulate the classical pathway with the potential to become tailored therapeutics for a large range of indications using different molecular modalities, dosing regimens and tissue localization strategies. In addition, we are developing next-generation product candidates, including ANX105, an investigational monoclonal antibody.
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

The three main pathways of the complement cascade are activated by independent molecules but converge at C3

Aberrant activation of the complement system can result in a range of diseases characterized by an attack on healthy tissue, such as red blood cells, nerve cells or kidney components. A broad range of diseases are known to be associated with pathological activation of the complement cascade, including antibody-mediated autoimmune disorders such as GBS, CAD and lupus nephritis, and complement-mediated neurodegeneration disorders in the eye, such as glaucoma and GA, and complement-mediated neurodegeneration disorders in the brain, such as HD, ALS, frontotemporal dementia and Alzheimer’s disease. We believe intervening in the activation of the complement cascade offers a potent and selective mechanism for specifically slowing or reversing these disease processes.

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

In antibody-mediated autoimmune disease, self-reactive antibodies bind to cells or tissues, activating C1q and leading to damaging inflammatory responses. We have observed that inhibition of C1q was protective in several animal models of antibody-mediated autoimmune disease, including neuromyelitis optica, or NMO, and two variants of GBS. In NMO, auto-antibodies recognize cells within the central nervous system, or CNS, and can lead to rapid localized destruction of the optic nerve and regions of the spinal cord, while in GBS pathogenic antibodies react with components of the peripheral nerve system, or PNS, to cause widespread peripheral nerve damage and paralysis. This disease process is also evident in antibody-mediated autoimmune disease involving blood components, such as CAD, characterized by auto-reactive antibodies that trigger destruction of red blood cells, and systemic lupus erythematosus, or SLE, where endogenous pathogenic antibodies against C1q itself drive aberrant C1q activation and are highly associated with kidney damage, or lupus nephritis.

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

Our Platform

Our novel upstream complement platform is designed to completely inhibit classical complement activity for the treatment of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative diseases in the body, brain and eye. We believe there are potential advantages to our approach of upstream inhibition of the classical complement cascade, which include:

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

Our Pipeline

Our pipeline is led by four flagship programs focused on complement-mediated diseases of the body, brain and eye for which there is significant unmet medical need, and where we have the potential to provide a first-in-class treatment opportunity. Beyond our flagship programs, we are evaluating additional clinical-stage product candidates in a variety of potential indications and have active research efforts for additional pipeline programs in the future. Our clinical-stage pipeline is summarized below:

Our Flagship Programs

Guillain-Barré Syndrome

Overview of Guillain-Barré Syndrome

GBS is a severe acute inflammatory disease typically triggered by a preceding infection, in which aberrant auto-antibodies that recognize neurons or associated cells cause neuronal injury and acute paralytic neuropathy. In 2011, the estimated annual incidence of GBS was approximately 12,000 in North America and Europe. In 2019, there were 150,095 total cases of GBS worldwide, which was a 66% increase from the 90,249 cases recorded worldwide in 1990. The prevalence of GBS continues to increase with advancing age. In 2004, the annual economic cost of GBS in the United States was $1.7 billion, largely due to the permanent disability and mortality it can cause.

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

The clinical course of GBS usually involves rapidly progressive weakness in the limbs culminating in neuromuscular paralysis within two to four weeks of onset. According to 2011 estimates, 20 to 30% of patients require mechanical ventilation, over 20% have permanent motor or sensory disability and 2 to 17% of cases result in death globally. Many patients with GBS require extensive monitoring and supportive care and will seek treatment in a hospital within a few days of onset of the disease. Because approximately a quarter of patients need artificial ventilation due to respiratory muscle weakness, and many develop autonomic disturbances, admission in an intensive care unit is frequently necessary. Symptoms peak within four weeks as the auto-antibody response declines, followed by a recovery period that can last months or years, as the nervous system repairs itself.

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

Neurofilament light chain (NfL), a marker of neurodegeneration, is highly elevated in GBS

NfL, an intracellular neuron-specific protein, has emerged as a well-accepted biomarker of nerve damage in disorders characterized by damaged or degenerating nerves. NfL is a subunit of neurofilaments, which are cylindrical proteins exclusively located in the cytoplasm of nerve cells and are released into the CSF and blood when nerves are damaged (illustration below). Recent ultrasensitive techniques, such as single-molecule array technology, have made it possible to accurately and quantitatively detect longitudinal changes of NfL in both blood and CSF, with very low analytical variation. These assay properties, in addition to neuron-specificity, position NfL as an important decision-enabling tool in proof-of-concept studies of neuroprotective agents across a wide variety of diseases.

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

Inhibition of C1q Observed in CSF at 18-75 mg/kg

In the Phase 1b trial in GBS patients, ANX005 treatment at doses that engaged C1q in both serum and CSF (i.e., 18-75 mg/kg dose) resulted in a statistically significant early decline in serum NfL levels compared to placebo (two to four-week post treatment p-value <0.05, left panel below). In this Phase 1b trial, we also explored the administration of ANX005 on multiple validated clinical disability measures including GBS-Disability Score, or GBS-DS, Medical Research Council Muscle Strength Scale, or MRC, and Inflammatory Rasch-built Overall Disability Scale, or I-RODS, over an eight-week period. We observed that early decline in NfL correlated with improvement in the GBS-DS at the end of the study (two to eight-week post treatment p-value <0.05; right panel below). We believe these results suggest that ANX005 had a rapid impact on the disease process by ameliorating antibody-induced nerve damage, likely within the first two weeks of dosing.

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

Mean Change in MRC Score

Week 1 from Baseline

Dose ANX005 (mg/kg)

Early improvement in MRC is known to have strong prognostic implications on long-term functional recovery (modified Erasmus GBS Outcome Score). In line with this published data, we found that early improvement in MRC correlated with patients’ disability scores at the end of the Phase 1b trial (GBS-DS at week eight). This result is important because GBS-DS is typically used as the primary endpoint in GBS registrational studies. In addition, using a responder analysis, 28% of patients treated with high dose ANX005 (18-75 mg/kg) improved by at least three points on GBS-DS by week eight compared to 0% of placebo-treated patients (as shown below). Patients treated with ANX005 showed a trend of improvement on GBS-DS when using a mean analysis. Both results are promising but not statistically significant.

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

The results of the Phase 1b dose-ranging trial in GBS showed that ANX005 was well-tolerated, fully inhibited C1q in the blood and CSF at target doses, and demonstrated an early reduction in NfL levels. Drug treatment was associated with a trend for early improvement in MRC, and early changes in MRC significantly correlated with improved clinical measures in GBS patients. An additional key learning from the study is the importance of using baseline MRC for patient stratification at the time of hospitalization and study entry. Accounting for baseline MRC strengthened the impact of ANX005 treatment in the biomarker and clinical measures, demonstrating that MRC will be an important stratification tool in future GBS trials.

Ongoing Development of ANX005 for GBS

A randomized, placebo-controlled pivotal Phase 3 trial designed to evaluate the safety of ANX005 and efficacy in improving disability in GBS patients is ongoing. Following a productive engagement with the FDA regarding the statistical analysis plan for the ongoing pivotal trial, we plan to increase the study population by approximately 40 patients for a total of 220 patients. Expanded enrollment is expected to be completed in the second half of 2023 with pivotal data anticipated in the first half of 2024.

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

Approximately 25,000 to 35,000 people in the United States have HD. Estimates project that approximately 75,000 people in the United States and other major market countries will have HD by 2025. Because HD is a genetic disease in which an individual with a single copy of the dysfunctional gene will develop the disease, every child of a parent with HD has a 50% chance of inheriting the faulty gene and developing the disease. There are an estimated 200,000 individuals in the United States who have a 50% risk of developing HD because of their family relationship to HD patients. It is estimated that only 5-7% of these at-risk individuals have voluntarily undergone genetic testing due to the devastating nature of the disease and the lack of any effective treatments. The development of a disease-modifying therapy could encourage at-risk patients to seek out testing and thereby both provide hope to gene carriers and expand the number of patients who may benefit from treatment.

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

Progressive Synapse Loss in Huntington’s Disease Synapse number (% Control)

Development of ANX005 in HD

In June 2022, we announced final data from the Phase 2 trial of ANX005 in patients with HD. The Phase 2 multi-center, open-label clinical trial evaluated ANX005 administered intravenously for a six-month dosing period in patients with, or at risk for, early manifest HD, followed by a three-month follow-up period. The primary outcome measures of the study were safety and tolerability of ANX005; the pharmacokinetics of ANX005, as measured by serum and CSF concentrations; and pharmacodynamics effects, as measured by C1q, C4a and NfL serum and CSF concentrations. The study enrolled a total of 28 patients, 23 of whom completed both six-months of treatment and the subsequent three-month follow-up period.

Final data showed that treatment with ANX005 was generally well-tolerated, with full target engagement of C1q in both serum and CSF observed throughout the six-month treatment period and well into the three-month follow-up period. Disease progression was stabilized in the overall HD patient population for the entire nine months of the study, as assessed by both Composite Unified Huntington's Disease Rating Scale (cUHDRS) and Total Functional Capacity (TFC), the two primary clinical measurement scales for HD. Additionally, HD patients with higher baseline complement activity, as measured by elevated levels of C4a in CSF, demonstrated a rapid clinical benefit, as assessed by both cUHDRS and TFC, that was sustained over the entire nine months of the study. Improvement in cUHDRS and TFC in HD patients with higher baseline complement was evident six weeks after dosing initiation and was maintained over nine months through the on-treatment and follow-up periods. Plasma and CSF NfL levels remained generally consistent through the nine-month study and were comparable to NfL levels described in published natural history data for HD patients.

Post-hoc evaluation of two independent markers of neuroinflammation, C3 and YKL-40, showed that treatment with ANX005 led to a decrease in levels of both biomarkers.

Based on the Phase 2 trial results and a productive engagement with the FDA, we plan to advance ANX005 into a randomized, double-blind, placebo-controlled Phase 2/3 trial for patients with HD in 2023.

Geographic Atrophy

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

GA accounts for about 10% of legal blindness related to AMD. Approximately one million individuals in the United States and five million individuals worldwide suffer from geographic atrophy. As with AMD, the prevalence of geographic atrophy increases with age. There are no approved therapies to prevent either the onset or progression of geographic atrophy.

Role of C1q and Complement in Geographic Atrophy

Genome-wide association studies have strongly implicated multiple components of the complement cascade in AMD and geographic atrophy. For example, specific alleles of the gene for C3 can increase the likelihood of developing AMD by 50%. Histopathological investigations have also observed the presence of complement components in geographic atrophy. These studies largely point to a role of excessive C3 activity in disease, but do not indicate how C3 is being activated (classical, lectin or alternative pathways). We have identified a potential dual role of C1q and the classical cascade as an important complement-activating system in geographic atrophy. First, we found that C1q strongly accumulated on photoreceptor cell synapses with normal age or disease, as shown below (left panel), implicating C1q’s role in excessive synapse pruning and complement-mediated neurodegeneration. Second, C1q and C1q ligands, such as C-reactive protein, also accumulated in the retina below photoreceptor cells in association with drusen (extracellular membrane and protein debris associated with geographic atrophy; right panel). These results suggest that the photoreceptor neurons and pigmented retinal epithelial cells – cell types that are both lost in GA – are sandwiched between deposits of C1q and that the classical complement cascade may have an ongoing and pathogenic role in GA by activating C3.

C1q's Unique Role in Neurodegeneration

C1q tags photoreceptor synapses to drive inflammation and neuronal damage

Activated microglial cells engulf synapses

C1q guides microglial cells to target synapses in GA

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

As shown below, C1q inhibition was protective of photoreceptor cells and retinal function in a model of photoreceptor cell damage induced by light.

Phase 1b Trial in Glaucoma to Support Development in GA

We completed single-ascending dose (n=9) and sham-controlled multiple dose (n=17) studies of intravitreal ANX007 in patients with glaucoma to evaluate safety, tolerability, pharmacokinetics and target engagement. These patients had aqueous humor taps so that ocular fluid could be analyzed for levels of ANX007 and free C1q immediately prior to first dose (day 1) and prior to second dose (day 29). The studies showed that ANX007 was well-tolerated at all doses (1 mg, 2.5 mg and 5 mg) and achieved complete suppression of C1q at 2.5 mg and 5 mg, as illustrated below. We believe these results suggest that ANX007 can be dosed monthly or potentially less frequently in future Phase 2 efficacy trials. We are exploring further development of ANX007 that could enable patients to be dosed as infrequently as every six months.

Development of ANX007 for GA

Based on our Phase 1b clinical results in glaucoma, our preclinical data showing protection in retinal neurodegeneration animal models, and C1q biology in this setting, we initiated a Phase 2 trial of ANX007 in GA. Our rationale to pursue ANX007 for GA includes:

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

Ongoing Phase 2 Trial in Geographic Atrophy

A randomized, controlled Phase 2 trial in GA patients who are at a high risk of progression is ongoing. The Phase 2 trial is designed to evaluate clinical effect of ANX007 on slowing of GA lesion growth over a one-year treatment period, leveraging the natural history data and patient selection criteria of prior GA trials. Enrollment in the Phase 2 trial was completed in early 2022, and initial data from the treatment-period portion of the trial are anticipated in the first half of 2023, with full data after the conclusion of the six-month off-treatment period anticipated by the end of 2023.

ANX1502

Overview of ANX1502

ANX1502 is a novel small molecule inhibitor of classical complement designed for oral administration in a range of chronic autoimmune diseases. ANX1502 converts to the active compound, ANX1439, on administration and delivers a highly potent and selective inhibitor of the activated form of C1s—part of the C1 complex that initiates the classical pathway. The active compound has been shown to have a high affinity to C1s and demonstrate a robust functional inhibition of the classical pathway.

Role of C1s in Complement-Mediated Autoimmune Diseases

The C1 complex is responsible for the activation of the classical pathway and is comprised of C1r, C1s and C1q. As part of the disease process, once activated, C1s is responsible for cleaving C4 and C2, key amplification components of the classical cascade. We believe that by stopping C1s from cleaving C4 and C2 with ANX1502, we will be able to block the classical cascade to reduce levels of inflammation, slow disease progression and potentially impact disease outcomes for patients.

Ongoing Phase 1 SAD Trial of ANX1502

We are evaluating ANX1502 in an ongoing Phase 1 SAD trial in healthy volunteers. In the SAD trial, a single dose of 450 mg has achieved target drug levels in plasma in patients, consistent with twice-daily dosing as of October 23, 2022. Additionally, ANX1502 has been generally well-tolerated.

The SAD trial is ongoing to identify the maximum tolerated dose, and in parallel we are conducting a MAD trial of ANX1502 in healthy volunteers. We believe these efforts to characterize dosing properties of ANX1502 will lead to a proof-of-concept study in patients with CAD in the second half of 2023, which is supported by positive data generated by ANX005 in CAD patients in a Phase 2 signal-finding trial. We also plan to expand development into additional autoimmune indications with strong scientific rationale, including MMN, in the first half of 2024.

Development of ANX1502 for Autoimmune Disease

ANX1502 for Cold Agglutinin Disease (CAD)

Autoimmune hemolytic anemias, or AIHA, are characterized by the presence of auto-antibodies that bind red blood cells and activate the classical complement pathway. The temperature at which these auto-antibodies bind to red blood cells determines whether the hemolytic anemia is labeled “cold” or “warm.” In both cases, the antibodies trigger classical complement activation, which tags red blood cells with complement components (e.g., C3d and C4d) for removal in the spleen or liver (via extra-vascular hemolysis) or, less commonly, leads to their direct lysis within blood vessels by the C5b-9 membrane attack complex (intravascular hemolysis). There are no approved treatments for AIHA in the United States; however, blood transfusions, steroids, rituximab, chemotherapies and splenectomies are currently used to treat patients with AIHA. It is estimated that up to 30% of patients require second-line treatment when treated with the standard of care treatment and approximately 11% of cases after symptom onset result in death.

CAD is a form of AIHA that affects approximately 5,000 people in the United States. We evaluated ANX005 in a Phase 2 study in patients with CAD and showed (n=3) that ANX005 was generally well tolerated for up to one year, the longest treatment duration of ANX005 to date. Additionally, ANX005 achieved full target engagement, completely inhibiting C1q and downstream complement components – consistent with ANX005 in other indications, and positive outcomes were observed in all CAD patients.

Based on these data, we plan to initiate a proof-of-concept study with ANX1502 in patients with CAD in 2023.

ANX1502 for Multifocal Motor Neuropathy (MMN)

MMN is a slowly progressing motor neuropathy disease characterized by progressive asymmetric distal weakness and muscle wasting over time. There are approximately 12,000 people affected by MMN in the United States and EU, and the disease primarily affects middle-aged men. The disease is driven by complement-activating autoantibodies against GM1, a ganglioside enriched in peripheral nerves, and is most often characterized by a motor nerve conduction block. Patients are often treated with IVIg; however, progressive nerve damage continues, and patients will require life-long and time-consuming treatment.

There is a strong rationale for C1 inhibition as a therapy for MMN. As part of the disease process, when anti-GM-1 ganglioside antibodies bind to peripheral nerves, C1q, C4b and C3b deposit on the nerve surface and contribute to progressive nerve damage. Complement deposition can be measured in an ex vivo assay using patient serum exposed to purified GM-1 on an assay plate (Figure below, left panel), and the degree of complement deposition activity correlates with the patients’ disease severity (middle panel). Blocking C1q activity protects against damage on cultured neurons in the presence of MMN autoantibodies (right panel).

Based on this scientific rationale, we plan to initiate a randomized, double-blind trial assessing the efficacy of ANX1502 compared to IVIg in the first half of 2024. The trial will be designed to assess the safety and tolerability of ANX1502 in the MMN patient population. We will plan to assess measures of peripheral muscle strength using Medical Research Council sum score to evaluate global muscle strength, as well as hand-held dynamometry and patient function.

Our Additional Programs

ANX005 for ALS

Overview of ALS

ALS is a devastating neurodegenerative disease with no disease modifying treatment that affects about 30,000 patients worldwide. There are rare familial forms of ALS (e.g., due to DNA mutations in the SOD1 and C9ORF72 genes), but the majority of ALS cases are considered sporadic. The disease is a motor neuron disease impacting both the central and peripheral nervous systems. ALS causes progressive weakness of muscles involved in limb movement, respiratory activity, swallowing and speaking. Death typically occurs within two to five years after symptom onset. There is evidence that neurodegeneration involves both central and peripheral synapses. The NMJ is a specialized synapse between peripheral motor nerve and muscle fiber. As illustrated below, “dying back” of the peripheral nerve in ALS is associated with C1q / classical complement deposition on the NMJ.

C1q involvement in ALS

C1q and classical pathway activation is elevated in ALS patients. Specifically, C1q deposition has been noted in NMJs and C4d levels are increased in the CSF of ALS patients.

As shown below in a third-party preclinical model of ALS, muscle levels of C1q (at NMJs) increased with age (left panel) and were observed to correlate with decline in muscle strength (right panel).

Our goal with our C1q inhibitor is to prevent both the central and peripheral loss of synapses. Of note, there is significant overlap in the peripheral nerve structures that are involved in both GBS and ALS; therefore, we believe our ANX005 pharmacokinetics and pharmacodynamics data in GBS patients can be extrapolated to ALS patients.

Likewise, in an experimental model of SMA, another disease with both central and peripheral aspects of nerve damage, we found that treatment with anti-C1q antibody (mouse precursor of ANX005) protected against synapse loss and improved motor function. The same peripheral nerve pathway is involved in GBS and ALS, as illustrated below.

The same peripheral nerve pathway is involved in GBS and ALS

NfL is elevated in ALS patients

ALS patients have substantial elevations of NfL in both CSF and serum compared with controls and pre-symptomatic mutation carriers. In ALS patients, serum levels of NfL have been observed to increase in the year prior to onset of disease symptoms (see below). In addition, it has been observed that NfL levels in ALS patients correlated both with current disability and future patient outcomes.

Serum NfL Elevated in ALS Patients a Year Prior to Symptom Onset

ANX005 Preliminary Phase 2a Data

We are currently conducting an open-label Phase 2 trial in ALS patients to evaluate the ability to inhibit C1q in the CSF and to reduce NfL levels in serum with ANX005. Preliminary data as of a cutoff date of December 6, 2022, from our ongoing Phase 2a trial (n=8) showed that treatment with ANX005 resulted in a reduction in NfL (left panel) and slowing of disease progression (right panel), as measured by reductions in revised ALS functional rating scores, during the initial 12-week on-treatment period, followed by an increase in disease progression while off treatment.

Enrollment in our Phase 2a trial is ongoing with full data expected in 2023.

Lupus Nephritis

Overview of LN and Role of C1q

LN is one of the most serious complications of systemic lupus erythematosus (SLE). It occurs when the immune system mistakenly attacks the kidneys, leading to inflammation and possibly to organ damage. Inflammation of the kidneys can harm the ability of the overall renal system to properly remove waste from blood, maintain the correct amount of body fluids, and regulate hormone levels for controlling blood pressure and blood volume. LN affects approximately 60,000 people in the United States each year.

In active disease, pathogenetic auto-antibodies against C1q (PACAs) enhance LN disease activity by enhancing C1q activity and amplifying kidney inflammation and damage.

ANX009 for LN

ANX009 is designed to potently bind to C1q in the circulation and selectively inhibit activation of the classical complement cascade in the blood stream. ANX009 is a Fab formulated for subcutaneous delivery with a goal of enabling chronic dosing for antibody-mediated autoimmune diseases of blood and vascular structures. We believe that the inhibitory activity of ANX009 and its on/off design may benefit patients with hematological autoimmune disorders, including the glomerular inflammation associated with LN.

We are evaluating ANX009 as a treatment option for a subset of lupus nephritis patients who are at a high risk of renal flare due to pathogenic anti-C1q antibodies in the circulation, and who we believe may respond to treatment with our anti-C1q approach. Importantly, we are taking a precision medicine approach for patients with LN who have high baseline complement activity, and we have identified a potential plasma biomarker that identifies lupus nephritis patients with ongoing early classical complement cascade activation.

We have observed that daily subcutaneous administration of ANX009 fully inhibited C1q functional activity in the serum of non-human primates. Its activity occurred rapidly after the first dose and this activity rapidly reversed after dosing was stopped.

A Phase 1 first-in-human clinical trial was completed in 2021 and data showed that ANX009 was well-tolerated, consistent with preclinical toxicology studies, and demonstrated complete and sustained inhibition of circulating C1q, supporting potential twice-weekly subcutaneous administration.

Ongoing Development of ANX009 for LN

We are evaluating ANX009 in an ongoing Phase 1b signal-finding trial designed to assess the safety and tolerability of ANX009 in patients with LN, as well as explore impact on complement pharmacodynamic markers, exploratory markers of renal tissue damage and clinical function. Enrollment in the trial is ongoing with data anticipated in the first half of 2023.

ANX105

We are developing our next-generation product candidate, ANX105, an investigational full-length mAb formulated for intravenous administration. We designed ANX105 to have enhanced dosing and PK properties to enable its use as a chronic treatment for autoimmune and neurodegenerative diseases. We are evaluating ANX105 in an ongoing Phase 1 SAD trial in healthy volunteers and expect to report initial clinical data in 2023.

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

As of January 15, 2023, our patent portfolio, including patents licensed from our partners, comprised 18 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

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

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include five granted U.S. patents, two pending U.S. patent applications, 19 granted foreign patents and 20 pending foreign patent applications. The U.S. patents in these families cover ANX005, ANX007, ANX009 and ANX105. These patents will expire between 2034 and 2037, absent any disclaimers, extensions or adjustments of patent term.

Other patent families that we own include:

•
one granted U.S. patent, one pending U.S. patent application, three granted foreign patents, and 13 pending foreign patent applications. The granted U.S. patent in this family includes claims directed to antibody fragments of anti-C1q antibodies, including ANX007 and ANX009. This patent will expire in 2037, absent any disclaimers, extensions or adjustments of patent term;
•
one U.S. patent application and one pending Patent Cooperation Treaty, or PCT, application. The pending U.S. patent application in this family includes claims directed to anti-C1q antibodies, including ANX105. Patents that may be issued from this family would expire in 2042, absent any disclaimers, extensions or adjustments of patent term;
•
one pending U.S. patent application. The pending U.S. patent application in this family includes claims covering a pharmaceutical formulation comprising anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term;
•
one pending U.S. patent application, one pending PCT application, and six pending foreign patent applications. The pending U.S. patent application in this family includes claims covering certain small molecule modulators of the classical pathway, including ANX1502. Patents that may be issued from this family would expire in 2041, absent any disclaimers, extensions or adjustments of patent term; and
•
one pending PCT application. The pending PCT patent application in this family includes claims covering certain small molecule modulators of the classical pathway. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes ten patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes or Fondazione Telthon and Universitia degla Studi di Trento, directed to the treatment of certain medical conditions using anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. These families include six pending U.S. patent applications, one granted foreign patent, 23 pending foreign patent applications, and four pending PCT applications. Patents that may be issued from these applications would expire between 2034 and 2043, absent any disclaimers, extensions or adjustments of patent term.

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

Guillain-Barré Syndrome

There are currently no approved therapies for GBS in the United States. IVIg and plasma exchange are the current standards of care in the Western world and parts of Asia. Currently, two investigational products are in development. Hansa Biopharma AB is conducting an open label Phase 2 trial of imlifidase in GBS patients in Europe and the United Kingdom. AstraZeneca/Alexion completed a Phase 3 trial of SOLIRIS (eculizumab) in Japan that did not meet its primary endpoint.

Cold Agglutinin Disease, a type of autoimmune hemolytic anemia

Sanofi’s sutimlimab was approved by the FDA for CAD in February 2022. There are currently three investigational agents in clinical trials for CAD. Novartis’s iptacopan, an oral Factor B inhibitor, is currently in Phase

2. Apellis’s pegcetacoplan is in Phase 3, being conducted by Apellis’s European partner, Swedish Orphan Biovitrum (Sobi). Sanofi is testing BIVV020 in a Phase 1 trial.

Lupus Nephritis

There are currently two approved medicines specifically for LN: GSK’s Benlysta and Aurinia’s Lupkynis. There are four agents in development targeting the complement pathway, all in Phase 2 development: AstraZeneca’s ravulizumab, a C5 inhibitor, and also ALXN2050, an oral Factor D inhibitor. Omeros is developing narsoplimab, a MASP-2-targeting monoclonal antibody, and Novartis is developing iptacopan, an oral factor B inhibitor. Outside of the complement pathway, there are currently five agents in Phase 3 development for adults with lupus: Roche’s obinutuzumab, Novartis’s secukinumab and ianalumab, AstraZeneca’s anifrolumab and Vera Therapeutics’s ataticept. Additionally, Aurinia Pharmaceuticals is planning to start a trial of voclosporin in adolescents with lupus nephritis.

Huntington’s Disease

There are no approved disease-modifying therapies for HD. Multiple companies are developing potentially disease-modifying therapies, including Prilenia’s Pridopidine in Phase 3, PTC Therapeutics’s PTC518 in Phase 2, Sage Therapeutics’s SAGE-718 in Phase 2, and uniQure’s gene therapy candidate, AMT-130 in Phase 1/2. Roche recently initiated a Phase 2 study of tominersen in prodromal or early manifest HD patients aged 25-50. Additional early-stage products in development are AskBio’s BV-101 candidate gene therapy in Phase1/2, and Wave Life Sciences’s WVE-003 in Phase 1/2.

Amyotrophic Lateral Sclerosis

The drugs riluzole and Radicava (edaravone) are currently approved for the treatment of ALS and have shown modest effects in slowing the progression of the disease. Amylyx’s Albrioza (AMX0035) was approved by the FDA in September 2022 and has shown a survival benefit among patients with ALS. Zilucoplan, a C5a inhibitor from UCB, is in a Phase 2/3 study as a part of the HEALEY ALS platform trial. Apellis has also initiated a Phase 2 study with APL-2, their C3-inhibitor. Another nine investigational agents are currently in Phase 3 development. There are a significant number of companies conducting clinical trials in ALS patients, including Ionis, NurOwn, Biohaven, Prilenia, Cytokinetics and others.

Geographic Atrophy

One FDA-approved treatment is currently available for GA, Apellis’s Syfovre, a C3 inhibitor, which was also filed in the European Union in December 2022. Iveric Bio’s avacincaptad pegol, a C5 inhibitor, was filed by the FDA with a Prescription Drug User Fee Act goal date of October 2023. Other complement cascade-targeted agents in development are Ionis’s IONIS-FB-LR, an antisense molecule inhibitor of Complement Factor B in a Phase 2 trial; AstraZeneca’s danicopan, an oral, complement factor D inhibitor in a Phase 2 trial. A Phase I trial of JNJ 1887, Janssen’s investigational gene therapy expressing soluble CD59, has recently been completed with positive results. Complement-directed therapies in clinical development for genetically selected patient populations include GT005, a Factor I gene therapy in Phase 2 development by Gyroscope (recently acquired by Novartis). Other products that do not target the complement cascade currently in Phase 2 or 3 clinical trials are being developed by Roche, Alkeus, Allegro, and Regenerative Patch Technologies. ONL Therapeutics and Astellas each have an asset in Phase 1 of development.

Multifocal Motor Neuropathy

Currently, Gammagard Liquid (10% Immune Globulin Infusion (Human)) is the only therapy approved by the FDA for MMN. There are few agents in development for MMN. Argenx’s ARGX-117, an IV-delivered C2 inhibitor is in Phase 2. Takeda is conducting a Japan-based Phase 3 trial of TAK-771, a 10% Immune Globulin and Recombinant Human Hyaluronidase (rHuPH20) delivered as a subcutaneous infusion.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of product candidates such as those we are developing. A new drug must be approved by the FDA through the ND, process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the United States. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

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

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the Sponsor may meet with the FDA to confirm the additional information required to resubmit the BLA or NDA. Once a BLA or NDA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facilities in which it is manufactured, processed, packed or held meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene a public Advisory Committee to provide additional expert insight on application review questions. The FDA is not bound by recommendations of an Advisory Committee, but it considers such recommendations when making decisions regarding approval.

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

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior reviewers at FDA.

In addition, a product candidate may be eligible for accelerated approval. Drugs and biologics intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the drug or biologic has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires sponsors of products receiving accelerated approval to conduct well-controlled confirmatory required to verify or characterize the drug or biologic’s predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a product or indication approved under accelerated approval if, for example, the sponsor fails to conduct any required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit of the product.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant Orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan Drug designation must be requested before submitting a BLA or NDA. After the FDA grants Orphan Drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval requirements or process.

If a product candidate that has Orphan Drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA or NDA, to market the same biologic or chemical entity for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity or if the FDA finds that the holder of the Orphan Drug exclusivity has not shown that it can assure the availability of sufficient quantities of the Orphan Drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan Drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and development activities and a waiver of the BLA or NDA application user fee.

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

Drug Product Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Human Capital Resources

As of December 31, 2022, we had 80 full-time employees, 64 of whom were primarily engaged in research and development activities. A total of 27 employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are based in our Brisbane, California facility, subject to hybrid and remote work arrangements.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, results of operations and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2022 and 2021 was approximately $141.9 million and $130.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $438.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2022, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $242.7 million. We expect our existing capital resources to fund our planned operating expenses into 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including increasing inflation and interest rates, exchange rate fluctuations and supply chain disruptions, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to:

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities and warrants to purchase our equity securities. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

Our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict and could cause our results of operations to fall below expectations.

Our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if any forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to the COVID-19 pandemic. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition and results of operations. For instance, we experienced interruption in clinical trial activities in Bangladesh due to quarantines, shortages in clinical site staff, longer timelines for clinical site initiation and temporary shortages in lab kits and supplies. Additionally, the COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our clinical trials and has resulted in increased competition for more limited hospital resources among companies conducting clinical trials. Our increased reliance on personnel working from home has, and may continue to, negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories have been delayed.

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

For example, we believe that we will be able to seek FDA approval of ANX005 for the treatment of patients with GBS based on the results from a single pivotal trial. However, the FDA may not agree that the data from one pivotal trial are sufficient to warrant approval of ANX005, even if we believe the results are sufficiently positive. In such an event, we would be required to conduct one or more additional clinical trials before seeking FDA approval of ANX005 for patients with GBS, if ever, which would increase our expenses and could delay or prevent commercialization of ANX005 in GBS.

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

From time to time, we publicly disclose interim, “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the “top-line” results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. “Top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line” and preliminary data should be viewed with caution until the final data are available. From time to time, we also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, “top-line” or preliminary data and final data could significantly harm our business prospects.

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

The FDA has granted Fast Track designation for ANX005 in GBS and for ANX007 in GA, and, in the future, we may seek Fast Track designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs and biologics that have received Fast Track designation have failed to obtain approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our results of operations will be adversely affected.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so in the future for reasons including the relative impact of the COVID-19 pandemic on trial sites in the United States. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and are conducting our Phase 3 clinical trial of ANX005 in patients with GBS exclusively at sites outside the United States. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice, or GCP, requirements, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section captioned “Business—Competition” in this Annual Report on Form 10-K.

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

As of December 31, 2022, we had 80 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Unfavorable global and macroeconomic or political conditions could adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. Global financial crises and global or regional political disruptions have caused, and could in the future cause, extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression, the current inflationary economic environment, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, supply chain challenges, natural catastrophes, the effects of climate change, regional and global conflicts and terrorist attacks or political disruption or turmoil could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Our commercial success depends on our ability to develop, manufacture and market our current and any future product candidates that may be approved for sale, and to use our proprietary technology without infringing the patents and other proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, results of operations and financial condition to suffer. We operate in an industry with extensive intellectual property litigation. As the pharmaceutical, biopharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated.

Whether merited or not, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such litigation can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. There can be no assurance with respect to the outcome of any current or future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, results of operations and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcome of such litigation can vary significantly, it is difficult to estimate potential losses that may occur. As a result of such litigation, we may be required to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs or royalty obligations. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our products unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use or sale. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our results of operations will be adversely affected.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part

D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may submit an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior findings of safety and effectiveness of the small molecule innovator product. For example, a 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

Risks Related to Our Common Stock

Our stock price has been volatile, and could in the future be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The stock price of our common stock has been, and could in the future be, subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the stock prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of extreme volatility and disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, the war between Russia and Ukraine, the COVID-19 pandemic and uncertainty about economic stability, including a potential recession. These factors include those discussed in this “Risk Factors” section and others such as:

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

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the stock price or liquidity of our common stock.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, as of December 31, 2022, we are a non-accelerated filer and are no longer be required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $18.0 million of shares of our common stock. In addition, in July 2022, we closed a private placement which included the sale of pre-funded warrants and common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of December 31, 2022, the number of shares of our common stock outstanding was 47,722,995. This number does not include 24,696,206 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We filed a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We completed a study through December 31, 2021, to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that ownership changes occurred in 2011, 2014, 2020 and 2021. The Company has identified $0.1 million and $34.7 million of federal and state NOLs, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation and excluded these amounts from deferred tax asset balances as of December 31, 2021. Federal NOLs of $286.5 million and state and local NOLs of $36.4 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2021.

Our ability to use NOLs, research and development credit carryforwards and other tax attributes to reduce future taxable income and tax liabilities may be further limited as a result of shifts in our stock ownership subsequent to December 31, 2021. As a result, even if we attain profitability, our ability to use our pre-change NOLs or other pre-change tax attributes to offset United States federal and state taxable income may be subject to further limitations.

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

Information technology system failures, security breaches, cyberattacks, or deficiencies in our cybersecurity could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to attack, damage and interruption from computer viruses, malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks, attachments to emails, fraud, employee theft or misuse, and unauthorized access or use by persons inside our organization or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or our critical third parties’ operations, it could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a computer security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Actual or perceived failure to comply with applicable data protection laws, regulations, standards and other requirements could lead to government enforcement actions and civil or criminal penalties, private litigation or adverse publicity and could negatively affect our results of operations and business.

We and our current and future collaborators are or may become subject to federal, state and foreign data protection laws and regulations governing data privacy and security. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and consumer protection laws, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators.

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

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or the CPRA, passed in California and it significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut, Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Foreign data protection laws, including the European Union General Data Protection Regulation, or the GDPR, may also apply to health-related and other personal data of data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018, and companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of EEA individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU, or the CJEU, invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the EU and the United States announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Compliance with these data protection laws and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Any actual or perceived failure to comply by us or our employees, representatives, contractors, consultants, collaborators, or other third parties could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity and could negatively affect our results of operations and business.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Stockholders

As of March 1, 2023, there were 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On July 23, 2020, our registration statement on Form S-1, as amended (Registration No. 333-239647), was declared effective in connection with our initial public offering. As of December 31, 2022, all of the proceeds from the initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for patients with classical complement-mediated autoimmune, neurodegenerative and ophthalmic disorders. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a broad pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, resulting in four flagship programs that we are actively advancing:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease with no U.S. Food and Drug Administration, or FDA, approved therapies, and for which we believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent nerve damage and irreversible neurological disability. We demonstrated clinical proof-of-concept in a prior placebo-controlled trial and expect to complete enrollment of approximately 220 patients in our ongoing Phase 3 GBS trial in the second half of 2023, with data anticipated in the first half of 2024.
•
Huntington’s Disease, or HD: We are evaluating ANX005 for the potential treatment of patients with HD, a slowly progressing, inherited and fatal neurodegenerative disease in which we believe C1q triggers synapse loss and neuroinflammation. We completed a Phase 2 clinical trial in patients with manifest HD in 2022, in which ANX005 demonstrated positive efficacy results and was generally well-tolerated. Based on the Phase 2 results and a productive engagement with the FDA in late 2022, we are preparing to advance ANX005 into a randomized, double-blind, placebo-controlled Phase 2/3 trial for patients with HD in 2023.
•
Geographic Atrophy, or GA: We are evaluating ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, for the potential treatment of patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells. ANX007 is designed to block C1q locally in the eye to provide more complete protection against excess classical complement activity, a key driver of disease. We completed enrollment of approximately 270 patients in our ongoing Phase 2 GA trial in early 2022. We expect to report data from the 12-month treatment-period of the Phase 2 trial in mid-2023, followed by additional data after the conclusion of the six-month off-treatment period by the end of 2023.

•
ANX1502 for Autoimmune Indications: ANX1502 is a novel oral small molecule targeting classical complement, which we believe is first-in-kind. We are conducting an ongoing Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of ANX1502 in healthy volunteers. In the SAD trial, a single dose of 450 mg has achieved target drug levels in plasma in patients, consistent with twice-daily dosing. Additionally, ANX1502 has been generally well-tolerated as of October 23, 2022. The SAD trial is ongoing to identify the maximum tolerated dose. We are preparing to initiate a proof-of-concept trial in patients with cold agglutinin disease, or CAD, in 2023, which is supported by positive data previously generated by ANX005 in CAD patients. We also plan to expand development into additional autoimmune indications with strong scientific rationale, including multifocal motor neuropathy, or MMN, in the first half of 2024.

In addition to our flagship programs, we are studying multiple programs across our three therapeutic franchise areas, including:

•
Amyotrophic Lateral Sclerosis, or ALS: We are evaluating ANX005 in a Phase 2a signal-finding clinical trial in patients with ALS, a fatal neurodegenerative disorder characterized by C1q activation driving inflammation and neurodegeneration. Preliminary Phase 2a data as of December 6, 2022 from the first eight patients in the trial showed that treatment with ANX005 resulted in a reduction in neurofilament light, or NfL, a neurodegenerative disease biomarker, and slowed disease progression as measured by reductions in revised ALS functional rating scores during the initial 12-week on-treatment period, followed by an increase in disease progression in the off-treatment period. Enrollment in the Phase 2a trial is ongoing, and we expect to report full data from the Phase 2a clinical trial in 2023.
•
Lupus Nephritis, or LN: We are advancing a Phase 1b signal-finding trial of ANX009, a C1q Fab formulated for subcutaneous delivery, using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which pathogenic autoantibodies against C1q enhance activity and uniquely amplify kidney inflammation and damage. Enrollment in the Phase 1b clinical trial is ongoing with multiple patients dosed, and clinical data are expected in the first half of 2023.
•
ANX105: We are continuing to evaluate ANX105, a next-generation full-length mAb, in a Phase 1 SAD clinical trial in healthy volunteers. Enrollment is ongoing and initial data are expected in 2023.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $141.9 million and $130.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $438.3 million and cash and cash equivalents and short-term investments of $242.7 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$112,501	$100,066	$12,435	12%
General and administrative	33,098	30,647	2,451	8%
Total operating expenses	145,599	130,713	14,886	11%
Loss from operations	(145,599)	(130,713)	(14,886)	11%
Interest and other income, net	3,652	390	3,262	*
Net loss	$(141,947)	$(130,323)	$(11,624)	9%

* Not meaningful

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$53,322	$42,380	$10,942	26%
Consulting and professional services	7,416	8,023	(607)	(8%)
Contract manufacturing	15,108	19,322	(4,214)	(22%)
Laboratory supplies and materials	1,765	1,104	661	60%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	29,625	24,350	5,275	22%
Facilities and depreciation	4,481	4,473	8	*
Other	784	414	370	89%
Total research and development expenses	$112,501	$100,066	$12,435	12%

* Not meaningful

Research and development expenses increased by $12.4 million, or 12%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of $10.9 million in direct clinical outside services related to our multiple clinical trials in GBS, warm autoimmune hemolytic anemia, Huntington’s Disease, amyotrophic lateral sclerosis, geographic atrophy, and first in human trials of ANX105 and ANX1502. Contract manufacturing expense decreased by $4.2 million due to completion of ANX005 production runs in the prior year period. Compensation and personnel-related expenses increased by $5.3 million, due to an increase in headcount. Direct consulting and professional services costs decreased by $0.6 million due to timing of costs related to the support of multiple functions including clinical development, translational, regulatory and project management. Other expenses increased by $0.4 million due to increase in third-party software costs.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$17,189	$13,726	$3,463	25%
Consulting and professional services	12,219	13,567	(1,348)	(10%)
Facilities and depreciation	1,984	2,101	(117)	(6%)
Other	1,706	1,253	453	36%
Total general and administrative expenses	$33,098	$30,647	$2,451	8%

General and administrative expenses increased by $2.5 million, or 8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of $3.5 million in compensation and personnel-related expenses, including an increase of $2.0 million in stock-based compensation, related to an increase in headcount. Consulting and professional services for accounting, legal and audit fees, and directors’ and officers’ insurance decreased by $1.3 million during the year ended December 31, 2022. Facilities and depreciation costs decreased by $0.1 million due to sublease income offsetting rent expense associated with our leased facility in Brisbane, California, which commenced in November 2021. Other expenses increased by $0.5 million due to increase in information technology costs.

Interest and other income, net

Interest and other income increased by $3.3 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to the increase in cash and cash equivalents and short-term investments balances, which was the result of the private placement completed in July 2022 and higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. From our inception through December 31, 2022, we have raised net cash proceeds of $356.4 million from private placements of our redeemable convertible preferred stock, our common stock and warrants to purchase our common stock, and $262.4 million from the initial public offering of our common stock, or our IPO. As of December 31, 2022, we had available cash and cash equivalents and short-term investments of $242.7 million and an accumulated deficit of $438.3 million.

Cash Flows

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(116,309)	$(106,110)
Net cash provided by (used in) investing activities	58,443	(88,236)
Net cash provided by financing activities	122,908	1,795
Increase (decrease) in cash, cash equivalents and restricted cash	$65,042	$(192,551)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $116.3 million, which consisted of a net loss of $141.9 million, partially offset by $21.9 million in non-cash charges and a net change of $3.7 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $18.5 million, depreciation and amortization of $2.1 million, accretion of discount on available-for-sale securities of $0.1 million, and reduction in the carrying amount of right-of-use assets of $1.2 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 was $58.4 million, which consisted of $178.2 million of proceeds from maturities of available-for-sale securities, partially offset by $113.2 million of purchases of available-for-sale securities and $6.5 million of tenant improvement costs associated with our lease in Brisbane, California.

Cash used in investing activities for the year ended December 31, 2021 was $88.2 million, which consisted of $225.6 million of purchases of available-for-sale securities and $1.7 million of purchase of property and equipment, partially offset by $133.0 million of proceeds from maturities of available-for-sale securities and $6.0 million of proceeds from sale of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $122.9 million, which consisted of $122.5 million of net proceeds from issuance of common stock and pre-funded warrants, and $0.4 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of December 31, 2022, no shares of common stock had been sold under the 2021 ATM program. In February 2023, an entity related to one of our directors purchased 2,646,458 shares of common stock at a price of $6.80 per share through the 2021 ATM program, resulting in net proceeds to us of approximately $17.5 million, after deducting placement agent fees.

Private Placement

On July 11, 2022, we sold in a private placement an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. The private placement resulted in net proceeds of approximately $122.5 million, after deducting placement agent fees and other expenses.

Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

As of December 31, 2022, no pre-funded or common warrants were exercised, and there were pre-funded and common warrants to purchase an aggregate of 33,123,714 shares of common stock outstanding. The 24,696,206 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of December 31, 2022.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. Our pre-funded and common warrants are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants.

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

To determine the value of stock option awards for stock-based compensation purposes, we use the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—The fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on the Nasdaq Global Select Market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We continue using the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

Expected Volatility—Because we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Warrants issued in private placement

As discussed in in Note 6 to the consolidated financial statements, in July 2022 the Company closed a private placement transaction which included the issuance of common stock, pre-funded warrants and warrants to purchase its common stock. Upon issuance, the warrants were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $95.6 million.

We identified the classification of the warrants issued as part of the private placement transaction as liabilities or equity on the balance sheet as a critical audit matter. A high degree of subjective auditor judgment was required in the evaluation of the classification of the warrants due to certain provisions included within the warrant agreements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of a control within the equity process related to the determination of the classification of the warrants. We obtained and inspected the pre-funded and common stock warrant agreements to identify key terms and conditions within the agreements that were relevant to the classification determination. We obtained and inspected the Company’s technical accounting analyses to evaluate whether the Company had considered all key terms and conditions of the agreements. We evaluated the Company’s interpretation and application of the relevant accounting literature, including consideration of whether certain actions were within the Company’s control, to support the equity classification of the warrants on the balance sheet.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 6, 2023

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$140,020	$74,843
Short-term investments	102,637	167,872
Prepaid expenses and other current assets	5,441	4,978
Total current assets	248,098	247,693
Restricted cash	1,032	1,166
Property and equipment, net	16,838	17,848
Operating lease right-of-use assets	19,128	20,333
Total assets	$285,096	$287,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,416	$11,153
Accrued liabilities	13,448	9,250
Operating lease liabilities, current	1,316	1,202
Other current liabilities	180	139
Total current liabilities	22,360	21,744
Operating lease liabilities, non-current	31,542	33,387
Total liabilities	53,902	55,131
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 47,722,995 and 38,560,854 shares issued and outstanding as of December 31, 2022 and 2021, respectively	48	39
Additional paid-in capital	669,780	528,365
Accumulated other comprehensive loss	(372)	(180)
Accumulated deficit	(438,262)	(296,315)
Total stockholders’ equity	231,194	231,909
Total liabilities and stockholders’ equity	$285,096	$287,040

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$112,501	$100,066
General and administrative	33,098	30,647
Total operating expenses	145,599	130,713
Loss from operations	(145,599)	(130,713)
Interest and other income, net	3,652	390
Net loss	(141,947)	(130,323)
Net loss attributable to common stockholders	$(141,947)	$(130,323)
Net loss per share attributable to common stockholders, basic and diluted	$(2.60)	$(3.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,673,572	38,316,273

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(141,947)	$(130,323)
Other comprehensive gain (loss):
Foreign currency translation adjustment	1	(5)
Unrealized loss on available-for-sale securities	(193)	(98)
Comprehensive loss	$(142,139)	$(130,426)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	38,157,618	$38	$510,309	$(77)	$(165,992)	$344,278
Stock-based compensation	—	—	16,262	—	—	16,262
Stock option exercises	391,349	1	1,609	—	—	1,610
Issuance of common stock per Employee Stock Purchase Plan purchase	11,887	—	185	—	—	185
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Unrealized loss on available-for-sale securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(130,323)	(130,323)
Balances as of December 31, 2021	38,560,854	39	528,365	(180)	(296,315)	231,909
Stock-based compensation	—	—	18,516	—	—	18,516
Stock option exercises	15,364	—	80	—	—	80
Issuance of common stock, pre-funded warrants and common warrants, net of issuance costs of $7,988 (related party proceeds - $9,500)	9,013,834	9	122,479	—	—	122,488
Issuance of common stock per Employee Stock Purchase Plan purchase	121,126	—	340	—	—	340
Restricted common stock vested in the period	11,817	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	1	—	1
Unrealized loss on available-for-sale securities	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(141,947)	(141,947)
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(141,947)	$(130,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,106	2,141
Accretion of discount on available-for-sale securities	73	1,253
Stock-based compensation	18,516	16,262
Reduction in the carrying amount of right-of-use assets	1,205	1,273
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(463)	(2,612)
Accounts payable	(287)	3,859
Accrued liabilities	6,178	773
Operating lease liabilities	(1,731)	1,125
Other current liabilities	41	139
Net cash used in operating activities	(116,309)	(106,110)
Investing activities:
Purchases of property and equipment	(6,526)	(1,654)
Purchases of available-for-sale securities	(113,197)	(225,601)
Proceeds from sale of available-for-sale-securities	—	5,993
Proceeds from maturities of available-for-sale securities	178,166	133,026
Net cash provided by (used in) investing activities	58,443	(88,236)
Financing activities:
Proceeds from the exercise of common stock options	80	1,610
Proceeds from employee stock plan purchases	340	185
Proceeds from the issuance of common stock, pre-funded warrants and common warrants	120,976	—
Proceeds from the issuance of common stock, pre-funded warrants and common warrants - related party	9,500	—
Payment of issuance costs related to the issuance of common stock, pre-funded warrants and common warrants	(7,988)	—
Net cash provided by financing activities	122,908	1,795
Increase (decrease) in cash, cash equivalents and restricted cash	65,042	(192,551)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(5)
Cash, cash equivalents and restricted cash
Beginning of period	76,009	268,565
End of period	$141,052	$76,009
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$10,078	$996
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$110	$5,540
Right-of-use assets obtained in exchange for lease liability	$—	$21,084
Construction-in-progress obtained in exchange for tenant improvement allowance from lessors	$—	$10,860

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2022, had an accumulated deficit of $438.3 million and cash and cash equivalents and short-term investments of $242.7 million.

The Company has historically funded its operations through the issuance of shares of its redeemable convertible preferred stock, common stock and warrants. Based on projected activities, management projects that cash on hand is sufficient to support operations for at least the next 12 months following issuance of these consolidated financial statements. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

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

Restricted cash as of December 31, 2022 relates to the letters of credit established for the Company’s office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash	$570	$734
Cash equivalents	139,450	74,109
Cash and cash equivalents	140,020	74,843
Restricted cash	1,032	1,166
Cash, cash equivalents and restricted cash	$141,052	$76,009

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

The useful lives of the property and equipment are as follows:

Computer equipment	3 years
Lab equipment and furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$139,450	$—	$—	$139,450
Short-term investments:
Commercial paper	Level 2	42,467	—	(82)	42,385
Corporate bonds	Level 2	35,638	14	—	35,652
Government bonds	Level 2	24,804	—	(204)	24,600
Total assets		$242,359	$14	$(286)	$242,087

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$74,109	$—	$—	$74,109
Short-term investments:
Commercial paper	Level 2	85,352	—	(27)	85,325
Corporate bonds	Level 2	48,814	—	(24)	48,790
Government bonds	Level 2	33,809	—	(52)	33,757
Total assets		$242,084	$—	$(103)	$241,981

All of the investments held as of December 31, 2022 had original maturities of less than two years. As of December 31, 2022, all of the investments are scheduled to mature in 12 months.

For the years ended December 31, 2022 and 2021, the Company recognized no material realized gains or losses on financial instruments.

4.
Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development costs	$3,805	$3,002
Prepaid insurance	755	1,282
Other prepaid expenses	678	231
Other current assets	203	463
Total prepaid expenses and other current assets	$5,441	$4,978

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$17,231	$16,594
Laboratory equipment	1,764	1,353
Furniture and fixtures	692	649
Computer equipment and software	34	41
Total property and equipment, gross	19,721	18,637
Less: accumulated depreciation	(2,883)	(789)
Total property and equipment, net	$16,838	$17,848

Total depreciation expense recognized for the years ended December 31, 2022 and 2021 was $2.1 million and $2.1 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$7,720	$2,404
Accrued compensation	5,299	3,573
Accrued professional services	394	1,274
Accrued construction costs	—	1,917
Other accrued expenses	35	82
Total accrued liabilities	$13,448	$9,250

5.
Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $1.6 million and $0.1 million for the year ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the operating lease right-of-use assets were $19.1 million and lease liabilities were $32.9 million in the consolidated balance sheet. The weighted average remaining lease term is 8.8 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the years ended December 31, 2022 and 2021 was $2.1 million and $2.9 million, respectively. Variable lease payments for the years ended December 31, 2022 and 2021 were $1.0 million and $0.4 million, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2022, were as follows:

(in thousands)
2023	$4,198
2024	4,893
2025	5,065
2026	5,242
2027 and thereafter	28,025
Total undiscounted lease payments	47,423
Less: Imputed interest	(14,565)
Total	$32,858

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $500,000, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the years ended December 31, 2022 and 2021.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $0.7 million in funding. If, within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $0.6 million in funding to date, which was recorded as interest and other income. The Company recognized no income during the year ended December 31, 2022 and $0.1 million in income during the year ended December 31, 2021.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.
Stockholder’s Equity

Private Placement

On July 11, 2022, the Company sold in a private placement an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. The private placement resulted in net proceeds of $122.5 million, after deducting placement agent fees and expenses.

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

As of December 31, 2022, no pre-funded or common warrants were exercised, and there were pre-funded and common warrants to purchase an aggregate of 33,123,714 shares of common stock outstanding. The 24,696,206 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of December 31, 2022.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. As of December 31, 2022, no shares of common stock had been sold under the 2021 ATM program. In February 2023, an entity related to one of the Company’s directors purchased 2,646,458 shares of common stock at a price of $6.80 per share through the 2021 ATM program, resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2022, no dividends had been declared by the Board of Directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2022	2021
Stock options issued and outstanding	8,152,093	5,662,824
Stock options reserved for 2020 Incentive Award Plan	478,109	2,039,951
Unvested restricted stock units outstanding	550,236	50,000
Common stock reserved for 2021 ATM program	5,265,929	5,265,929
Common stock reserved for Employee Stock Purchase Plan	994,257	729,775
Common stock reserved for Employment Inducement Award Plan	1,610,600	—
Common stock reserved for pre-funded warrants	24,696,206	—
Common stock reserved for common warrants	8,427,508	—
Total common stock reserved	50,174,938	13,748,479

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2022 and 2021, there were 478,109 and 2,039,951 shares available for issuance under the 2020 Plan, respectively.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of December 31, 2022, there were 1,610,600 shares available for issuance under the Inducement Plan.

Stock options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	5,662,824	$16.98	8.26	$10,186
Stock options granted	3,767,835	$5.59
Stock options exercised	(15,364)	$5.28
Stock options forfeited	(1,263,202)	$15.78
Balances as of December 31, 2022	8,152,093	$11.92	8.09	$3,329
Exercisable as of December 31, 2022	3,406,230	$12.87	6.94	$1,428

The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $11,500 and $6.4 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2022 and 2021 was $3.94 and $18.83 per share, respectively.

As of December 31, 2022, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $37.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.4 years.

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

A summary of RSU activity under our equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	50,000	$12.84
Granted	604,583	5.40
Vested	(11,817)	12.84
Cancelled	(92,530)	7.37
Unvested as of December 31, 2022	550,236	$5.58

As of December 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2022, 994,257 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2022 and 2021.

The stock-based compensation expense related to the ESPP for the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$8,874	$8,610
General and administrative	9,642	7,652
Total stock-based compensation expense	$18,516	$16,262

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—The fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company continues using the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

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

Dividend Yield—The Company has never paid dividends on its common stock and have no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	5.50 - 6.08	4.33 - 6.08
Expected volatility	78.80% - 85.90%	88.30% - 90.70%
Risk-free interest rate	1.49% - 4.19%	0.35% - 1.31%
Dividend yield	—	—

8.
Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(141,939)	$(130,313)
Foreign	(8)	(10)
Loss before income taxes	$(141,947)	$(130,323)

For each of the years ended December 31, 2022 and 2021, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Tax provision at U.S. statutory rate	$(29,809)	$(27,368)
Stock-based compensation	2,362	794
Research and development tax credits	(2,836)	(2,392)
Change in valuation allowance	30,148	25,911
Section 382 limitations	—	2,922
Other	135	133
Provision for income taxes	$—	$—

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$63,551	$57,073
Research and development credits	11,095	7,367
Other intangibles	4	5
Accruals and reserves	974	686
Stock-based compensation	4,551	3,041
Capitalized research and development	19,744	—
Lease liabilities	6,946	7,340
Unrealized gain/loss on investments	—	240
Total gross deferred tax assets	106,865	75,752
Less: valuation allowance	(100,778)	(69,147)
Total deferred tax assets, net	$6,087	$6,605

Deferred Tax Liabilities:
Fixed assets	$(2,043)	$(2,290)
Right-of-use assets	(4,044)	(4,315)
Total gross deferred tax liabilities	(6,087)	(6,605)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had $286.5 million of federal and $71.1 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, federal NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company had $243.4 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2022, the Company had approximately $10.9 million of federal and $6.7 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $31.6 million and $24.4 million for the years ended December 31, 2022 and 2021, respectively. The changes in the 2022 valuation allowance were primarily due to the addition of capitalized research and development costs, current year loss carryforwards and research and development credits. The changes in the 2021 valuation allowance were primarily due to the addition of the current year loss carryforwards and research and development credits.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2021. Federal net operating losses carryforwards of $286.4 million and state and local net operating loss carryforwards of $36.4 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2021. The Company has identified $0.1 million and $34.7 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation; these amounts have been excluded from the deferred tax assets table above. Further ownership changes subsequent to December 31, 2021 may be identified which could result in limitations to the amount of net operating losses and credits which may be utilized prior to expiration.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$1,794	$1,576
Decreases based on tax positions related to prior year	—	(789)
Additions based on tax positions related to current year	932	1,007
Ending balance	$2,726	$1,794

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the years ended December 31, 2022 and 2021. The Company files income tax returns in the United States, California, Georgia, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Pennsylvania, Texas and in Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2022 remain effectively open for examination by the Internal Revenue Service and most state tax authorities because of net operating losses and credit carryovers.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months.

9.
Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Private Placement as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2022, no pre-funded warrants have been exercised and there were pre-funded warrants to purchase an aggregate of 24,696,206 shares of common stock outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	8,152,093	5,662,824
Shares subject to Employee Stock Purchase Plan	46,297	15,924
Unvested restricted stock units	550,236	50,000
Common warrants to purchase common stock	8,427,508	—
Total	17,176,134	5,728,748

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39402	4.3	03/01/22
4.4	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	07/08/22

4.5	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

10.1	Amended and Restated Investors’ Rights Agreement, dated June 30, 2020, by and among the Registrant and the investors listed therein.	S-1	333-239647	10.1	07/02/20

10.2†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.3	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.4(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.4(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

10.5(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.5(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.5(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.6+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.7+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.8+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.9+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.10+	Non-Employee Director Compensation Program.	10-Q	001-39402	10.1	05/09/22

10.11+	Form of Indemnification and Advancement Agreement for directors and officers.	S-1	333-239647	10.12	07/02/20

10.12+	Employment Agreement by and between the Registrant and Dean Richard Artis, Ph.D.					X

10.13	Sales Agreement, dated as of August 16, 2021, by and between Annexon Inc. and Cowen and Company, LLC.	10-Q	001-39402	10.1	08/16/21

10.14	Securities Purchase Agreement, dated July 7, 2022, by and among the Registrant and the Purchasers named within.	8-K	001-39402	10.1	07/08/22

10.15+	Annexon, Inc. 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(a)	08/08/22

10.16+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(b)	08/08/22

10.17+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(c)	08/08/22

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

23.1	Consent of Independent Registered Public Accounting Firm.					X

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: March 6, 2023	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2023	By:	/s/ Jennifer Lew
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

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 6, 2023
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 6, 2023
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairperson & Director	March 6, 2023
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 6, 2023
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 6, 2023
Jung E. Choi

/s/ Bettina M. Cockroft, M.D.	Director	March 6, 2023
Bettina M. Cockroft, M.D.

/s/ Muneer A. Satter	Director	March 6, 2023
Muneer A. Satter

/s/ William D. Waddill	Director	March 6, 2023
William D. Waddill