Form 10-Q
period 2023-03-31
Annexon, Inc.
filed 2023-05-08
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Former name, former address and former fiscal year, if changed since last report: Not applicable

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

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2023 was 53,083,947. This number does not include 22,113,062 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,120	$140,020
Short-term investments	84,045	102,637
Prepaid expenses and other current assets	4,371	5,441
Total current assets	232,536	248,098
Restricted cash	1,032	1,032
Property and equipment, net	16,334	16,838
Operating lease right-of-use assets	18,864	19,128
Other assets	12	—
Total assets	$268,778	$285,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,346	$7,416
Accrued liabilities	10,677	13,448
Operating lease liabilities, current	1,534	1,316
Other current liabilities	384	180
Total current liabilities	22,941	22,360
Operating lease liabilities, non-current	30,976	31,542
Total liabilities	53,917	53,902
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	53	48
Additional paid-in capital	691,963	669,780
Accumulated other comprehensive loss	(217)	(372)
Accumulated deficit	(476,938)	(438,262)
Total stockholders’ equity	214,861	231,194
Total liabilities and stockholders’ equity	$268,778	$285,096

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$32,345	$26,998
General and administrative	8,897	8,428
Total operating expenses	41,242	35,426
Loss from operations	(41,242)	(35,426)
Interest and other income, net	2,566	53
Net loss	$(38,676)	$(35,373)
Net loss per share, basic and diluted	$(0.52)	$(0.92)
Weighted-average shares used in computing net loss per share, basic and diluted	73,855,642	38,563,384

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(38,676)	$(35,373)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(5)	3
Unrealized gain (loss) on available-for-sale securities	160	(196)
Comprehensive loss	$(38,521)	$(35,566)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Stock-based compensation	—	—	4,607	—	—	4,607
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock vested in the period	73,058	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Unrealized gain on available-for-sale securities	—	—	—	160	—	160
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	$53	$691,963	$(217)	$(476,938)	$214,861

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(38,676)	$(35,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536	518
Accretion of premium (discount) on available-for-sale securities	(902)	380
Stock-based compensation	4,607	4,252
Reduction in the carrying amount of right-of-use assets	264	230
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,070	383
Other assets	(12)	(241)
Accounts payable	3,035	1,785
Accrued liabilities	(2,771)	(1,860)
Operating lease liabilities	(348)	(412)
Other current liabilities	204	50
Net cash used in operating activities	(32,993)	(30,288)
Investing activities:
Purchases of property and equipment	(137)	(5,214)
Purchases of available-for-sale securities	(31,435)	(5,935)
Proceeds from maturities of available-for-sale securities	51,089	79,400
Net cash provided by investing activities	19,517	68,251
Financing activities:
Proceeds from the exercise of common stock options	111	19
Proceeds from the issuance of common stock to a related party, net of commissions	17,545	—
Payment of common stock issuance costs	(75)	—
Net cash provided by financing activities	17,581	19
Increase in cash, cash equivalents and restricted cash	4,105	37,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	3
Cash, cash equivalents and restricted cash
Beginning of period	141,052	76,009
End of period	$145,152	$113,994
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,175	$1,135
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5	$801

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2023, had an accumulated deficit of $476.9 million and cash and cash equivalents and short-term investments of $228.2 million.

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

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of March 31, 2023 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash	$564	$570
Cash equivalents	143,556	139,450
Cash and cash equivalents	144,120	140,020
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$145,152	$141,052

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

Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating expected term, expected stock price volatility, risk-free interest rate and dividend yield. The Company accounts for forfeitures as they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share because the effects of potentially dilutive securities are antidilutive.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements, which are expected to have a material impact on its condensed consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,556	$—	$—	$143,556
Short-term investments:
Commercial paper	Level 2	36,529	1	(20)	36,510
Government bonds	Level 2	47,648	5	(118)	47,535
Total assets		$227,733	$6	$(138)	$227,601

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$139,450	$—	$—	$139,450
Short-term investments:
Commercial paper	Level 2	42,467	—	(82)	42,385
Corporate bonds	Level 2	35,638	14	—	35,652
Government bonds	Level 2	24,804	—	(204)	24,600
Total assets		$242,359	$14	$(286)	$242,087

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2023 and 2022 the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development costs	$2,807	$3,805
Prepaid insurance	440	755
Other prepaid expenses	959	678
Other current assets	165	203
Total prepaid expenses and other current assets	$4,371	$5,441

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$17,246	$17,231
Laboratory equipment	1,776	1,764
Furniture and fixtures	692	692
Computer equipment and software	34	34
Construction in progress	5	—
Total property and equipment, gross	19,753	19,721
Less: accumulated depreciation	(3,419)	(2,883)
Total property and equipment, net	$16,334	$16,838

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended March 31, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$7,513	$7,720
Accrued compensation	2,053	5,299
Accrued professional services	1,076	394
Other accrued expenses	35	35
Total accrued liabilities	$10,677	$13,448

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.4 million for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the operating lease right-of-use assets were $18.9 million and lease liabilities were $32.5 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 8.6 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $0.5 million for each of the three months ended March 31, 2023 and 2022. Variable lease payments were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Future minimum lease payments and related lease liabilities as of March 31, 2023, were as follows:

(in thousands)
2023 (remaining nine months)	3,161
2024	4,893
2025	5,065
2026	5,242
2027 and thereafter	28,025
Total undiscounted lease payments	46,386
Less: Imputed interest	(13,876)
Total	$32,510

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

As of March 31, 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock, and had pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. The Company will pay Cowen up to 3% of gross proceeds for the common

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock sold through the 2021 ATM program. During the first quarter of 2023, the Company sold 2,646,458 shares of common stock to an entity related to one of the Company’s directors at a price of $6.80 per share under the 2021 ATM program for aggregate gross proceeds of approximately $18.0 million. Net proceeds were approximately $17.5 million after commissions of approximately $0.5 million were paid to Cowen as sales agent.

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	9,389,106	8,152,093
Stock options reserved for 2020 Incentive Award Plan	1,084,592	478,109
Unvested restricted stock units outstanding	678,996	550,236
Common stock reserved for 2021 ATM program	2,619,471	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,471,486	994,257
Common stock reserved for 2022 Employment Inducement Award Plan	1,418,600	1,610,600
Common stock reserved for pre-funded warrants	22,113,062	24,696,206
Common stock reserved for common warrants	8,427,508	8,427,508
Total common stock reserved	47,202,821	50,174,938

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2023, there were 1,084,592 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of March 31, 2023, there were 1,418,600 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,152,093	$11.92	8.09	$3,329
Stock options granted	1,750,450	$6.05
Stock options exercised	(55,605)	$1.99
Stock options forfeited	(457,832)	$13.37
Balances as of March 31, 2023	9,389,106	$10.81	8.13	$996
Exercisable as of March 31, 2023	3,755,502	$12.85	6.74	$696

The total intrinsic value of options exercised were $0.3 million and $2,500 during the three months ended March 31, 2023 and 2022, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2023 and 2022 was $4.35 and $4.76 per share, respectively.

As of March 31, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $37.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

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

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	550,236	$5.58
Granted	249,615	5.95
Vested	(73,058)	6.94
Cancelled	(47,797)	5.50
Unvested as of March 31, 2023	678,996	$5.58

As of March 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $3.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of March 31, 2023, 1,471,486 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2023.

The stock-based compensation expense related to the ESPP was $0.1 million and $18,000 for the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense related to all equity-based awards recognized in the period was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,251	$1,959
General and administrative	2,356	2,293
Total stock-based compensation expense	$4,607	$4,252

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.02 - 6.08	4.33 - 6.08
Expected volatility	81% - 82%	79% - 82%
Risk-free interest rate	3.58% - 4.02%	1.49% - 2.11%
Dividend yield	—	—

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the private placement as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock and had pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	9,389,106	6,883,024
Shares subject to Employee Stock Purchase Plan	87,983	81,675
Unvested restricted stock units	678,996	305,350
Common warrants to purchase common stock	8,427,508	—
Total	18,583,593	7,270,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023.

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, based upon current expectations about us and our industry that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “position,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a broad pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, resulting in four flagship programs that we are actively advancing:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease with no U.S. Food and Drug Administration, or FDA, approved therapies, and for which we believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent nerve damage and irreversible neurological disability. We demonstrated clinical proof-of-concept in a prior placebo-controlled trial and expect to complete enrollment of approximately 225 patients in our ongoing Phase 3 GBS trial in the second half of 2023, with data anticipated in the first half of 2024.
•
Geographic Atrophy, or GA: We are evaluating ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, for the potential treatment of patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells. ANX007 is designed to block C1q locally in the eye to provide more complete protection against excess classical complement activity, a key driver of disease. We completed enrollment of approximately 270 patients in our ongoing Phase 2 ARCHER trial in early 2022. We expect to report data from the 12-month treatment-period of the Phase 2 trial in mid-2023, followed by additional data after the conclusion of the six-month off-treatment period by the end of 2023.
•
ANX1502 for Autoimmune Indications: ANX1502 is a novel oral small molecule targeting classical complement, which we believe is first-in-kind. We are conducting an ongoing Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of ANX1502 in healthy volunteers. In the SAD trial, a single dose of 450 mg has achieved target drug levels in plasma in patients, consistent with twice-daily dosing, and to date, ANX1502 has been generally well-tolerated with no dose-limiting safety signals observed. Enrollment is ongoing in the MAD trial with data expected in the second half of 2023, after which we anticipate advancing ANX1502 into additional autoimmune indications with strong scientific rationale.
•
Huntington’s Disease, or HD: We are evaluating ANX005 for the potential treatment of patients with HD, a slowly progressing, inherited and fatal neurodegenerative disease in which we believe C1q triggers synapse loss and neuroinflammation. We completed a Phase 2 clinical trial in patients with manifest HD in 2022, in which ANX005 demonstrated positive efficacy results and was generally well-tolerated. Based on the Phase 2 results and a productive engagement with the FDA in late 2022, we plan to initiate a randomized, double-blind, placebo-controlled Phase 2/3 trial for patients with HD in 2023 upon obtaining funding for full program development.

In addition to our flagship programs, we are studying multiple programs across our three therapeutic franchise areas, including:

•
Lupus Nephritis, or LN: We are advancing a Phase 1b signal-finding trial of ANX009, a C1q Fab formulated for subcutaneous delivery, using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which pathogenic autoantibodies against C1q enhance activity and uniquely amplify kidney inflammation and damage. Initial clinical data are expected in the first half of 2023.
•
Amyotrophic Lateral Sclerosis, or ALS: We are evaluating ANX005 in a Phase 2a signal-finding clinical trial in patients with ALS, a fatal neurodegenerative disorder characterized by C1q activation driving inflammation and neurodegeneration. Preliminary Phase 2a data as of December 6, 2022 from the first eight patients in the trial showed that treatment with ANX005 resulted in a reduction in neurofilament light, or NfL, a neurodegenerative disease biomarker, and slowed disease progression as measured by reductions in revised ALS functional rating scores during the initial 12-week on-treatment period, followed by an increase in disease progression in the off-treatment period. Enrollment in the Phase 2a trial is ongoing, and we expect to report additional data from the Phase 2a clinical trial in the second half of 2023.
•
ANX105: We are continuing to evaluate ANX105 in a Phase 1 SAD clinical trial in healthy volunteers, and initial data are expected in 2023.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $38.7 million and $35.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $476.9 million and cash and cash equivalents and short-term investments of $228.2 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$32,345	$26,998	$5,347	20%
General and administrative	8,897	8,428	469	6%
Total operating expenses	41,242	35,426	5,816	16%
Loss from operations	(41,242)	(35,426)	(5,816)	16%
Interest and other income, net	2,566	53	2,513	*
Net loss	$(38,676)	$(35,373)	$(3,303)	9%

* Not meaningful

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$11,198	$12,137	$(939)	(8%)
Consulting and professional services	2,011	2,019	(8)	*
Contract manufacturing	8,244	4,654	3,590	77%
Laboratory supplies and materials	418	192	226	118%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,968	6,685	2,283	34%
Facilities and depreciation	1,244	1,269	(25)	(2%)
Other	262	42	220	*
Total research and development expenses	$32,345	$26,998	$5,347	20%

* Not meaningful

Research and development expenses increased by $5.3 million, or 20%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $3.6 million in contract manufacturing expenses, supporting the advancement of our flagship programs. Compensation and personnel-related expenses increased $2.3 million, related to an increase in headcount. Direct clinical outside services costs decreased by $0.9 million primarily due to higher costs in 2022 related to completion of enrollment in our ARCHER trial in GA.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,372	$4,016	$356	9%
Consulting and professional services	3,589	3,430	159	5%
Facilities and depreciation	516	639	(123)	(19%)
Other	420	343	77	22%
Total general and administrative expenses	$8,897	$8,428	$469	6%

General and administrative expenses increased by $0.5 million, or 6%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in compensation and personnel-related expenses.

Interest and other income, net

Interest and other income, net, increased by $2.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to favorable interest rates and the increase in cash and cash equivalents and short-term investments balances that resulted from the private placement completed in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

As of March 31, 2023, we had available cash and cash equivalents and short-term investments of $228.2 million and an accumulated deficit of $476.9 million.

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(32,993)	$(30,288)
Net cash provided by investing activities	19,517	68,251
Net cash provided by financing activities	17,581	19
Increase in cash, cash equivalents and restricted cash	$4,105	$37,982

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $33.0 million, which consisted of a net loss of $38.7 million, partially offset by $4.5 million in non-cash charges and a net change of $1.0 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.6 million, depreciation and amortization of $0.5 million, accretion of premium on available-for-sale securities of $0.9 million, and reduction in the carrying amount of right-of-use assets of $0.3 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $19.5 million, which consisted of $51.1 million of proceeds from maturities of available-for-sale securities, partially offset by $31.4 million of purchases of available-for-sale securities and $0.1 million of equipment purchases.

Cash provided by investing activities for the three months ended March 31, 2022 was $68.3 million, which consisted of $79.4 million of proceeds from maturities of available-for-sale securities, partially offset by $5.9 million of purchases of available-for-sale securities and $5.2 million of tenant improvement costs associated with our lease in Brisbane, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $17.6 million, which consisted of $17.5 million of net proceeds from the issuance of common stock to a related party under our at-the-market offering program and $0.1 million of proceeds from the exercise of common stock options.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements related to currently ongoing clinical trials into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. During the first quarter of 2023, we sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for aggregate gross proceeds of approximately $18.0 million. Net proceeds were approximately $17.5 million after commissions of approximately $0.5 million were paid to Cowen as sales agent. As of March 31, 2023, approximately $82.0 million remains available for the offer and sales of shares of common stock under the 2021 ATM program.

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

As of March 31, 2023, we issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock, and had pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding. The 22,113,062 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of March 31, 2023.

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

During the quarter ended March 31, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, results of operations and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2022 and 2021 was approximately $141.9 million and $130.3 million, respectively, and our net loss for the three months ended March 31, 2023 was approximately $38.7 million. As of March 31, 2023, we had an accumulated deficit of $476.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2023, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $228.2 million. We expect our existing capital resources to fund our planned operating expenses into 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, conducting preclinical studies and clinical trials;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including recent and potential bank failures, increasing inflation and interest rates, exchange rate fluctuations and supply chain disruptions, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to:

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

As a result of public health crises, including the COVID-19 pandemic and related “shelter in place” orders and other public health guidance measures, we have experienced, and may in the future experience, disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. These disruptions include but are not limited to:

•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of health conditions or being forced to quarantine;
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
•
changes in regulations as part of a response to the COVID-19 pandemic or similar outbreaks, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The extent to which any future outbreak may affect our clinical trials, business, financial condition, results of operations and clinical development timelines and plans will depend on factors including the duration of the outbreak, the emergence of new variants, rates of infection in the locations in which we and our CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business operate, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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
•
risk that enrolled subjects will drop out before completion of the trial, including as a result of health conditions or being forced to quarantine;
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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and are conducting our Phase 3 clinical trial of ANX005 in patients with GBS exclusively at sites outside the United States. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, we had 80 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. Global financial crises and global or regional political disruptions have caused, and could in the future cause, extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression, recent and potential bank failures, the current inflationary economic environment, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, supply chain challenges, natural catastrophes, the effects of climate change, regional and global conflicts and terrorist attacks or political disruption or turmoil could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

The USPTO and various patent agencies in other jurisdictions require compliance with a number of procedural, documentary, fee, annuity payment and other provisions to maintain patent applications and issued patents. Although an inadvertent lapse, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

The stock price of our common stock has been, and could in the future be, subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the stock prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of extreme volatility and disruptions in the global economy, including rising inflation and interest rates, declines in economic growth, the war between Russia and Ukraine and uncertainty about economic stability, including a potential recession. These factors include those discussed in this “Risk Factors” section and others such as:

•
results from, and delays in, our clinical trials for our product candidates or any other future clinical development programs;
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
•
general economic conditions in the United States and abroad, the current inflationary economic environment, rising interest rates and global health concerns;

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of March 31, 2023, the number of shares of our common stock outstanding was 53,080,673. This number does not include 22,113,062 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We filed a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of any global health crisis such as the COVID-19 pandemic, we may also face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. For example, one of our third-party drug component suppliers experienced a significant cyber attack, which could potentially lead to delays in supply and/or increased costs to us associated with obtaining an alternative supply. Any significant system failure, accident or security breach and resulting interruptions in our operations or our critical third parties’ operations could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a computer security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or the CPRA, passed in California and it significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut, Iowa and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1#	Non-Employee Director Compensation Program.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

# Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall Exhibit 32.1 be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annexon, Inc.
Date: May 8, 2023	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)