Form 10-Q
period 2023-06-30
Annexon, Inc.
filed 2023-08-07
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2023 was 53,238,985. This number does not include 22,113,062 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,614	$140,020
Short-term investments	79,324	102,637
Prepaid expenses and other current assets	4,623	5,441
Total current assets	197,561	248,098
Restricted cash	1,032	1,032
Property and equipment, net	15,830	16,838
Operating lease right-of-use assets	18,590	19,128
Total assets	$233,013	$285,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,161	$7,416
Accrued liabilities	8,953	13,448
Operating lease liabilities, current	1,616	1,316
Other current liabilities	161	180
Total current liabilities	17,891	22,360
Operating lease liabilities, non-current	30,398	31,542
Total liabilities	48,289	53,902
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	53	48
Additional paid-in capital	696,968	669,780
Accumulated other comprehensive loss	(171)	(372)
Accumulated deficit	(512,126)	(438,262)
Total stockholders’ equity	184,724	231,194
Total liabilities and stockholders’ equity	$233,013	$285,096

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$30,251	$29,106	$62,596	$56,104
General and administrative	7,440	8,303	16,337	16,731
Total operating expenses	37,691	37,409	78,933	72,835
Loss from operations	(37,691)	(37,409)	(78,933)	(72,835)
Interest and other income, net	2,503	272	5,069	325
Net loss	$(35,188)	$(37,137)	$(73,864)	$(72,510)
Net loss per share, basic and diluted	$(0.47)	$(0.96)	$(0.99)	$(1.88)
Weighted-average shares used in computing net loss per share, basic and diluted	75,230,003	38,584,400	74,546,995	38,573,950

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,188)	$(37,137)	$(73,864)	$(72,510)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(1)	(6)	(6)	(3)
Unrealized gain (loss) on available-for-sale securities	47	(60)	207	(256)
Comprehensive loss	$(35,142)	$(37,203)	$(73,663)	$(72,769)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Stock-based compensation	—	—	4,607	—	—	4,607
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock units vested in the period	73,058	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Unrealized gain on available-for-sale securities	—	—	—	160	—	160
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	53	691,963	(217)	(476,938)	214,861
Stock-based compensation	—	—	4,660	—	—	4,660
Exercise of stock options	283	—	—	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	70,155	—	345	—	—	345
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain on available-for-sale securities	—	—	—	47	—	47
Net loss	—	—	—	—	(35,188)	(35,188)
Balances as of June 30, 2023	53,151,111	$53	$696,968	$(171)	$(512,126)	$184,724

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(73,864)	$(72,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,072	1,058
Accretion of (discount) premium on available-for-sale securities	(1,695)	601
Stock-based compensation	9,267	8,772
Reduction in the carrying amount of right-of-use assets	538	469
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	818	1,200
Other assets	—	(1,018)
Accounts payable	(152)	2,669
Accrued liabilities	(4,495)	736
Operating lease liabilities	(844)	(454)
Other current liabilities	(19)	25
Net cash used in operating activities	(69,374)	(58,452)
Investing activities:
Purchases of property and equipment	(167)	(6,075)
Purchases of available-for-sale securities	(69,875)	(27,632)
Proceeds from maturities of available-for-sale securities	95,090	121,667
Net cash provided by investing activities	25,048	87,960
Financing activities:
Proceeds from the exercise of common stock options	111	19
Proceeds from Employee Stock Purchase Plan purchases	345	113
Proceeds from the issuance of common stock to a related party, net of commissions	17,545	—
Payment of common stock issuance costs	(75)	—
Net cash provided by financing activities	17,926	132
(Decrease) increase in cash, cash equivalents and restricted cash	(26,400)	29,640
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(3)
Cash, cash equivalents and restricted cash
Beginning of period	141,052	76,009
End of period	$114,646	$105,646
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$2,350	$1,892
Non-cash investing and financing activities:
Deferred offering costs included in accrued liabilities	$—	$704
Purchases of property and equipment included in accounts payable and accrued liabilities	$7	$93

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2023, had an accumulated deficit of $512.1 million and cash and cash equivalents and short-term investments of $192.9 million.

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

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2022 Form 10-K filed on March 6, 2023 for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2022 Form 10-K.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$113,051	$—	$—	$113,051
Short-term investments:
Commercial paper	Level 2	19,842	—	(10)	19,832
Government bonds	Level 2	59,568	12	(88)	59,492
Total assets		$192,461	$12	$(98)	$192,375

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2023 and 2022 the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of June 30, 2023 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash	$563	$570
Cash equivalents	113,051	139,450
Cash and cash equivalents	113,614	140,020
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$114,646	$141,052

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development costs	$3,291	$3,805
Prepaid insurance	269	755
Other prepaid expenses	896	678
Other current assets	167	203
Total prepaid expenses and other current assets	$4,623	$5,441

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$17,246	$17,231
Laboratory equipment	1,814	1,764
Furniture and fixtures	692	692
Computer equipment and software	33	34
Total property and equipment, gross	19,785	19,721
Less: accumulated depreciation	(3,955)	(2,883)
Total property and equipment, net	$15,830	$16,838

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended June 30, 2023 and 2022, and $1.1 million for each of the six months ended June 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$5,459	$7,720
Accrued compensation	2,948	5,299
Accrued professional services	454	394
Other accrued expenses	92	35
Total accrued liabilities	$8,953	$13,448

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the operating lease right-of-use assets were $18.6 million and lease liabilities were $32.0 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 8.3 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $0.5 million for each of the three months ended June 30, 2023 and 2022, and $1.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease payments were $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum lease payments and related lease liabilities as of June 30, 2023, were as follows:

(in thousands)
2023 (remaining six months)	1,985
2024	4,893
2025	5,065
2026	5,242
2027 and thereafter	28,025
Total undiscounted lease payments	45,210
Less: Imputed interest	(13,196)
Total	$32,014

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

During the first quarter of 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of June 30, 2023, there were pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	9,187,093	8,152,093
Stock options reserved for 2020 Incentive Award Plan	1,310,487	478,109
Unvested restricted stock units outstanding	660,031	550,236
Common stock reserved for 2021 ATM program	2,619,471	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,401,331	994,257
Common stock reserved for 2022 Employment Inducement Award Plan	1,413,400	1,610,600
Common stock reserved for pre-funded warrants	22,113,649	24,696,206
Common stock reserved for common warrants	8,427,508	8,427,508
Total common stock reserved	47,132,970	50,174,938

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2023, there were 1,310,487 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of June 30, 2023, there were 1,413,400 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,152,093	$11.92	8.09	$3,329
Stock options granted	2,013,450	$5.82
Stock options exercised	(55,888)	$1.99
Stock options forfeited	(922,562)	$10.93
Balances as of June 30, 2023	9,187,093	$10.74	7.98	$798
Exercisable as of June 30, 2023	4,290,985	$12.20	6.97	$610

The total intrinsic value of options exercised were zero during each of the three months ended June 30, 2023 and 2022, and $0.3 million and $2,500 for the six months ended June 30, 2023 and 2022, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2023 and 2022 was $4.18 and $4.25 per share, respectively.

As of June 30, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $32.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

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

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	550,236	$5.58
Granted	249,615	5.95
Vested	(73,058)	6.94
Cancelled	(66,762)	5.43
Unvested as of June 30, 2023	660,031	$5.59

As of June 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June 30, 2023, 1,401,331 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2023.

The stock-based compensation expense related to the ESPP was $0.1 million and $23,000 for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $41,000 for the six months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense related to all equity-based awards recognized in the period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,307	$2,117	$4,558	$4,076
General and administrative	2,353	2,403	4,709	4,696
Total stock-based compensation expense	$4,660	$4,520	$9,267	$8,772

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	81.50% - 82.40%	81.20% - 82.80%	81.20% - 82.40%	78.80% - 82.80%
Risk-free interest rate	3.47% - 3.86%	2.80% - 3.37%	3.47% - 4.02%	1.49% - 3.37%
Dividend yield	—	—	—	—

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include the pre-funded warrants to purchase up to 22,113,062 shares of common stock issued in connection with the private placement as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	9,187,093	7,046,676
Shares subject to Employee Stock Purchase Plan	15,031	46,172
Unvested restricted stock units	660,031	285,655
Common warrants	8,427,508	—
Total	18,289,663	7,378,503

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
•
Geographic Atrophy, or GA: We are evaluating ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, for the potential treatment of patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells. ANX007 is designed to block C1q locally in the eye to provide more complete protection against excess classical complement activity, a key driver of disease. We reported topline data from the 12-month treatment-period of the Phase 2 ARCHER trial in May 2023 and recently reported ARCHER trial results at the American Society of Retina Specialists (ASRS) 2023 Annual Meeting demonstrating preservation of visual function in patients with GA. The six-month off-treatment follow-up period of the ARCHER trial is ongoing, and we plan to report final results following study conclusion. Based on the ARCHER data, we plan to engage with U.S. and EU regulators by the end of the year.
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
•
Huntington’s Disease, or HD: We are evaluating ANX005 for the potential treatment of patients with HD, a slowly progressing, inherited and fatal neurodegenerative disease in which we believe C1q triggers synapse loss and neuroinflammation. We completed a Phase 2 clinical trial in patients with manifest HD in 2022, in which ANX005 demonstrated positive efficacy results and was generally well-tolerated. A planned Phase 3 trial in HD is now expected to be initiated in 2024 as the company prioritizes near-term pivotal development activities for GA.

In addition to our flagship programs, we are studying multiple programs across our three therapeutic franchise areas, including:

•
Lupus Nephritis, or LN: We are advancing a Phase 1b signal-finding trial of ANX009, a C1q Fab formulated for subcutaneous delivery, using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which pathogenic autoantibodies against C1q enhance activity and uniquely amplify kidney inflammation and damage. Initial clinical data are expected in the second half of 2023.
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

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $35.2 million and $37.1 million for the three months ended June 30, 2023 and 2022, respectively, and $73.9 million and $72.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $512.1 million and cash and cash equivalents and short-term investments of $192.9 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$30,251	$29,106	$1,145	4%
General and administrative	7,440	8,303	(863)	(10%)
Total operating expenses	37,691	37,409	282	1%
Loss from operations	(37,691)	(37,409)	(282)	1%
Interest and other income, net	2,503	272	2,231	*
Net loss	$(35,188)	$(37,137)	$1,949	(5%)

* Not meaningful

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$11,894	$14,577	$(2,683)	(18%)
Consulting and professional services	2,575	1,889	686	36%
Contract manufacturing	5,287	4,179	1,108	27%
Laboratory supplies and materials	607	355	252	71%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,405	6,837	1,568	23%
Facilities and depreciation	1,231	1,052	179	17%
Other	252	217	35	16%
Total research and development expenses	$30,251	$29,106	$1,145	4%

Research and development expenses increased by $1.1 million, or 4%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $1.6 million in compensation and personnel-related expenses, including an increase of $0.2 million in stock-based compensation, due to an increase in headcount. Contract manufacturing expenses increased $1.1 million and consulting and professional services costs increased by $0.7 million primarily supporting the advancement of our flagship programs. Facilities and depreciation expenses increased by $0.2 million as a result of the increase in the headcount and proportionate increase of the facilities expenses allocated to research and development. Clinical outside services costs decreased by $2.7 million primarily due to completion of enrollment in our ARCHER trial in GA in 2022.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,267	$4,137	$130	3%
Consulting and professional services	2,397	3,316	(919)	(28%)
Facilities and depreciation	419	602	(183)	(30%)
Other	357	248	109	44%
Total general and administrative expenses	$7,440	$8,303	$(863)	(10%)

General and administrative expenses decreased by $0.9 million, or 10%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting and professional services costs for accounting, legal and audit fees, and directors’ and officers’ insurance.

Interest and other income, net

Interest and other income, net, increased by $2.2 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable interest rates and the increase in cash and cash equivalents and short-term investments balances that resulted from the private placement completed in July 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$62,596	$56,104	$6,492	12%
General and administrative	16,337	16,731	(394)	(2%)
Total operating expenses	78,933	72,835	6,098	8%
Loss from operations	(78,933)	(72,835)	(6,098)	8%
Interest and other income, net	5,069	325	4,744	*
Net loss	$(73,864)	$(72,510)	$(1,354)	2%

* Not meaningful

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$23,092	$26,715	$(3,623)	(14%)
Consulting and professional services	4,586	3,908	678	17%
Contract manufacturing	13,531	8,833	4,698	53%
Laboratory supplies and materials	1,025	547	478	87%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	17,373	13,522	3,851	28%
Facilities and depreciation	2,475	2,178	297	14%
Other	514	401	113	28%
Total research and development expenses	$62,596	$56,104	$6,492	12%

Research and development expenses increased by $6.5 million, or 12%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $4.7 million in contract manufacturing expenses, supporting the advancement of our flagship programs. Compensation and personnel-related expenses increased $3.9 million, including an increase of $0.5 million in stock-based compensation, due to an increase in headcount. Consulting and professional services costs for ongoing clinical development increased by $0.7 million. Laboratory supplies and materials costs increased by $0.5 million to support the ongoing clinical trials. Facilities and depreciation expenses increased by $0.3 million as a result of the increase in the headcount and proportionate increase of the facilities expenses allocated to research and development. Direct clinical outside services costs decreased by $3.7 million primarily due to completion of enrollment in our ARCHER trial in GA in 2022.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$8,639	$8,153	$486	6%
Consulting and professional services	5,986	6,746	(760)	(11%)
Facilities and depreciation	935	1,178	(243)	(21%)
Other	777	654	123	19%
Total general and administrative expenses	$16,337	$16,731	$(394)	(2%)

General and administrative expenses decreased by $0.4 million, or 2%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease of $0.8 million in consulting and professional services costs for accounting, legal and audit fees, and directors’ and officers’ insurance. Allocated facilities and depreciation expenses decreased by $0.2 million. Compensation and personnel-related expenses increased $0.5 million primarily related to an increase in headcount.

Interest and other income, net

Interest and other income, net, increased by $4.7 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable interest rates and the increase in cash and cash equivalents and short-term investments balances that resulted from the private placement completed in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

As of June 30, 2023, we had available cash and cash equivalents and short-term investments of $192.9 million and an accumulated deficit of $512.1 million.

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(69,374)	$(58,452)
Net cash provided by investing activities	25,048	87,960
Net cash provided by financing activities	17,926	132
(Decrease) increase in cash, cash equivalents and restricted cash	$(26,400)	$29,640

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $69.4 million, which consisted of a net loss of $73.9 million and a net change of $4.7 million in our operating assets and liabilities, partially offset by $9.2 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $9.3 million, depreciation and amortization of $1.1 million, reduction in the carrying amount of right-of-use assets of $0.5 million, partially offset by accretion of discount on available-for-sale securities of $1.7 million.

Cash used in operating activities for the six months ended June 30, 2022 was $58.4 million, which consisted of a net loss of $72.5 million, partially offset by $10.9 million in non-cash charges and a net change of $3.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $8.8 million, depreciation and amortization of $1.1 million, accretion of premium on available-for-sale securities of $0.6 million, and reduction in the carrying amount of right-of-use assets of $0.5 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $25.0 million, which consisted of $95.1 million of proceeds from maturities of available-for-sale securities, partially offset by $69.9 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash provided by investing activities for the six months ended June 30, 2022 was $88.0 million, which consisted of $121.7 million of proceeds from maturities of available-for-sale securities, partially offset by $27.6 million of purchases of available-for-sale securities and $6.1 million of tenant improvement costs associated with our lease in Brisbane, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $17.9 million, which consisted of $17.5 million of net proceeds from the issuance of common stock to a related party under our at-the-market offering program and $0.4 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. We will pay Cowen up to 3% of gross proceeds for the common stock sold through the 2021 ATM program. During the first quarter of 2023, we sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for aggregate gross proceeds of approximately $18.0 million. Net proceeds were approximately $17.5 million after commissions of approximately $0.5 million were paid to Cowen as sales agent. As of June 30, 2023, approximately $82.0 million remains available for the offer and sales of shares of common stock under the 2021 ATM program.

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

During the first quarter of 2023, we issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of June 30, 2023, there were pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding. The 22,113,062 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of June 30, 2023.

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

During the quarter ended June 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2022 and 2021 was approximately $141.9 million and $130.3 million, respectively, and our net loss for the three and six months ended June 30, 2023 was approximately $35.2 million and $73.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $512.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2023, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $192.9 million. We expect our existing capital resources to fund our planned operating expenses into 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including recent and potential bank failures, increasing inflation and interest rates, exchange rate fluctuations and supply chain disruptions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If adequate funds are not available to us on a timely basis, we may be required to:

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
•
changes in regulations as part of a response to pandemics or similar outbreaks, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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

As of June 30, 2023, we had 77 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We are a smaller reporting company and are therefore entitled to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of June 30, 2023, the number of shares of our common stock outstanding was 53,151,111. This number does not include 22,113,062 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We filed a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income or income tax liabilities, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

The risk of a security breach or disruption, particularly through cyberattacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of any global health crisis such as the COVID-19 pandemic and continued hybrid working environment, we may also face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Further, various states have implemented similar privacy laws and regulations. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. It also provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Foreign data protection laws, including the European Union General Data Protection Regulation, or the GDPR, may also apply to health-related and other personal data of data subjects in the European Economic Area, or EEA. The GDPR went into effect on May 25, 2018, and companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal data of EEA data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of EEA individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Failure or perceived failure to comply with the GDPR, the UK GDPR, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, and affect our compliance with contracts entered into with our partners, collaborators and other third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1#	Non-Employee Director Compensation Program.					X

10.2#	Employment Agreement by and between the Registrant and Jamie Dananberg, M.D.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: August 7, 2023	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)