Form 10-Q
period 2023-09-30
Annexon, Inc.
filed 2023-11-13
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2023 was 53,238,985. This number does not include 22,113,062 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on July 11, 2022. See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,159	$140,020
Short-term investments	32,112	102,637
Prepaid expenses and other current assets	3,898	5,441
Total current assets	169,169	248,098
Restricted cash	1,032	1,032
Property and equipment, net	15,310	16,838
Operating lease right-of-use assets	18,305	19,128
Total assets	$203,816	$285,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,809	$7,416
Accrued liabilities	10,490	13,448
Operating lease liabilities, current	1,701	1,316
Other current liabilities	170	180
Total current liabilities	17,170	22,360
Operating lease liabilities, non-current	29,807	31,542
Total liabilities	46,977	53,902
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	53	48
Additional paid-in capital	701,517	669,780
Accumulated other comprehensive loss	(123)	(372)
Accumulated deficit	(544,608)	(438,262)
Total stockholders’ equity	156,839	231,194
Total liabilities and stockholders’ equity	$203,816	$285,096

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$27,893	$27,862	$90,489	$83,966
General and administrative	6,888	8,207	23,225	24,938
Total operating expenses	34,781	36,069	113,714	108,904
Loss from operations	(34,781)	(36,069)	(113,714)	(108,904)
Interest and other income, net	2,299	1,015	7,368	1,340
Net loss	$(32,482)	$(35,054)	$(106,346)	$(107,564)
Net loss per share, basic and diluted	$(0.43)	$(0.51)	$(1.42)	$(2.21)
Weighted-average shares used in computing net loss per share, basic and diluted	75,342,495	68,652,859	74,815,274	48,710,433

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(32,482)	$(35,054)	$(106,346)	$(107,564)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(2)	(4)	(8)	(7)
Unrealized gain (loss) on available-for-sale securities	50	37	257	(219)
Comprehensive loss	$(32,434)	$(35,021)	$(106,097)	$(107,790)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Stock-based compensation	—	—	4,607	—	—	4,607
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock units vested in the period	73,058	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Unrealized gain on available-for-sale securities	—	—	—	160	—	160
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	53	691,963	(217)	(476,938)	214,861
Stock-based compensation	—	—	4,660	—	—	4,660
Exercise of stock options	283	—	—	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	70,155	—	345	—	—	345
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized gain on available-for-sale securities	—	—	—	47	—	47
Net loss	—	—	—	—	(35,188)	(35,188)
Balances as of June 30, 2023	53,151,111	53	696,968	(171)	(512,126)	184,724
Stock-based compensation	—	—	4,549	—	—	4,549
Restricted stock units vested in the period	87,874	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Unrealized gain on available-for-sale securities	—	—	—	50	—	50
Net loss	—	—	—	—	(32,482)	(32,482)
Balances as of September 30, 2023	53,238,985	$53	$701,517	$(123)	$(544,608)	$156,839

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909
Stock-based compensation	—	—	4,252	—	—	4,252
Exercise of stock options	2,711	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(35,373)	(35,373)
Balances as of March 31, 2022	38,563,565	39	532,636	(373)	(331,688)	200,614
Stock-based compensation	—	—	4,520	—	—	4,520
Issuance of common stock per Employee Stock Purchase Plan purchase	40,341	—	113	—	—	113
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Unrealized loss on available-for-sale securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(37,137)	(37,137)
Balances as of June 30, 2022	38,603,906	39	537,269	(439)	(368,825)	168,044
Stock-based compensation	—	—	4,911	—	—	4,911
Exercise of stock options	8,763	—	45	—	—	45
Issuance of common stock, pre-funded warrants and common warrants in private placement, net of issuance costs (related party amount of $9,500)	9,013,834	9	122,614	—	—	122,623
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Unrealized gain on available-for-sale securities	—	—	—	37	—	37
Net loss	—	—	—	—	(35,054)	(35,054)
Balances as of September 30, 2022	47,626,503	$48	$664,839	$(406)	$(403,879)	$260,602

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(106,346)	$(107,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,610	1,576
Accretion of (discount) premium on available-for-sale securities	(2,290)	490
Stock-based compensation	13,816	13,683
Reduction in the carrying amount of right-of-use assets	823	717
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,543	(280)
Other assets	—	(204)
Accounts payable	(2,503)	(777)
Accrued liabilities	(2,958)	4,041
Operating lease liabilities	(1,350)	(883)
Other current liabilities	(10)	31
Net cash used in operating activities	(97,665)	(89,170)
Investing activities:
Purchases of property and equipment	(186)	(6,244)
Purchases of available-for-sale securities	(83,612)	(46,364)
Proceeds from maturities of available-for-sale securities	156,684	154,666
Net cash provided by investing activities	72,886	102,058
Financing activities:
Proceeds from the exercise of common stock options	111	64
Proceeds from Employee Stock Purchase Plan purchases	345	113
Proceeds from the issuance of common stock to a related party, net of commissions	17,545	—
Payment of common stock issuance costs	(75)	—
Proceeds from the issuance of common stock, pre-funded warrants and common warrants in private placement	—	120,976
Proceeds from the issuance of common stock, pre-funded warrants and common warrants in private placement - related party	—	9,500
Payment of common stock, pre-funded warrants and common warrants issuance costs related to private placement	—	(7,853)
Net cash provided by financing activities	17,926	122,800
(Decrease) increase in cash, cash equivalents and restricted cash	(6,853)	135,688
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(7)
Cash, cash equivalents and restricted cash
Beginning of period	141,052	76,009
End of period	$134,191	$211,690
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$3,525	$3,028
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$6	$118

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for people living with devasting inflammatory-related diseases. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2023, had an accumulated deficit of $544.6 million and cash and cash equivalents and short-term investments of $165.3 million.

The Company has historically funded its operations through the issuance of shares of its redeemable convertible preferred stock, common stock and warrants. Based on projected activities, management projects that existing cash and cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. The Company’s future viability beyond that point is dependent on its ability to achieve development milestones and obtain additional funding. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years. There are uncertainties associated with the Company’s ability to (1) obtain additional equity or debt financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs and its business could be materially harmed.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting.

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Summary of Significant Accounting Policies

Reference is made to Note 2, Summary of Significant Accounting Policies, in the Company’s 2022 Form 10-K filed on March 6, 2023 for a detailed description of significant accounting policies. There have been no significant changes to the Company’s accounting policies as disclosed in its 2022 Form 10-K.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		September 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$102,471	$—	$—	$102,471
Commercial paper	Level 2	29,679	—	(12)	29,667
Short-term investments:
Government bonds	Level 2	32,146	1	(35)	32,112
Total assets		$164,296	$1	$(47)	$164,250

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$139,450	$—	$—	$139,450
Short-term investments:
Commercial paper	Level 2	42,467	—	(82)	42,385
Corporate bonds	Level 2	35,638	14	—	35,652
Government bonds	Level 2	24,804	—	(204)	24,600
Total assets		$242,359	$14	$(286)	$242,087

For the three and nine months ended September 30, 2023 and 2022, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of September 30, 2023 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash	$1,021	$570
Cash equivalents	132,138	139,450
Cash and cash equivalents	133,159	140,020
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$134,191	$141,052

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development costs	$1,956	$3,805
Prepaid insurance	1,027	755
Other prepaid expenses	902	678
Other current assets	13	203
Total prepaid expenses and other current assets	$3,898	$5,441

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$17,246	$17,231
Laboratory equipment	1,832	1,764
Furniture and fixtures	692	692
Computer equipment and software	33	34
Total property and equipment, gross	19,803	19,721
Less: accumulated depreciation	(4,493)	(2,883)
Total property and equipment, net	$15,310	$16,838

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended September 30, 2023 and 2022, and $1.6 million for each of the nine months ended September 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$5,266	$7,720
Accrued compensation	4,864	5,299
Accrued professional services	281	394
Other accrued expenses	79	35
Total accrued liabilities	$10,490	$13,448

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the operating lease right-of-use assets were $18.3 million and lease liabilities were $31.5 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 8.1 years.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $0.5 million for each of the three months ended September 30, 2023 and 2022, and $1.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease payments were $0.4 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2023, were as follows:

(in thousands)
2023 (remaining three months)	811
2024	4,893
2025	5,065
2026	5,242
2027 and thereafter	28,025
Total undiscounted lease payments	44,036
Less: Imputed interest	(12,528)
Total	$31,508

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

During the first quarter of 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of September 30, 2023, there were pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the first quarter of 2023, the Company sold 2,646,458 shares of common stock to an entity related to one of the Company’s directors at a price of $6.80 per share under the 2021 ATM program for

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

aggregate gross proceeds of approximately $18.0 million. Net proceeds were approximately $17.5 million after commissions of approximately $0.5 million were paid to Cowen as sales agent.

Common Stock

The Company has reserved the following shares of common stock for issuance as follows:

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	9,335,202	8,152,093
Stock options reserved for 2020 Incentive Award Plan	1,743,618	478,109
Unvested restricted stock units outstanding	533,917	550,236
Common stock reserved for 2021 ATM program	2,619,471	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,401,331	994,257
Common stock reserved for 2022 Employment Inducement Award Plan	870,400	1,610,600
Common stock reserved for pre-funded warrants	22,113,649	24,696,206
Common stock reserved for common warrants	8,427,508	8,427,508
Total common stock reserved	47,045,096	50,174,938

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2023, there were 1,743,618 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2023, there were 870,400 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,152,093	$11.92	8.09	$3,329
Stock options granted	2,418,450	$5.39
Stock options exercised	(55,888)	$1.99
Stock options forfeited	(1,179,453)	$10.61
Balances as of September 30, 2023	9,335,202	$10.45	7.73	$188
Exercisable as of September 30, 2023	4,784,184	$12.14	6.74	$183

The total intrinsic value of options exercised was insignificant during the three months ended September 30, 2023 and 2022, and $0.3 million and $5,000 for the nine months ended September 30, 2023 and 2022, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2023 and 2022 was $3.87 and $3.93 per share, respectively.

As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $27.7 million, which the Company expects to recognize over an estimated weighted-average period of 3.1 years.

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

A summary of RSU activity under the 2020 Plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	550,236	$5.58
Granted	249,615	5.95
Vested	(160,932)	5.29
Cancelled	(105,002)	5.58
Unvested as of September 30, 2023	533,917	$5.84

As of September 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to the least of 360,086 shares, 1% of the shares of common

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2023, 1,401,331 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2023.

The stock-based compensation expense related to the ESPP was $0.1 million and $29,000 for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense related to all equity-based awards recognized in the period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,243	$2,433	$6,801	$6,509
General and administrative	2,306	2,478	7,015	7,174
Total stock-based compensation expense	$4,549	$4,911	$13,816	$13,683

To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of each award issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.08	5.77 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	81.80% - 81.90%	81.70% - 82.70%	81.20% - 82.40%	78.80% - 82.80%
Risk-free interest rate	4.20% - 4.42%	2.92% - 3.61%	3.47% - 4.42%	1.49% - 3.61%
Dividend yield	—	—	—	—

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	9,335,202	8,178,136	9,335,202	8,178,136
Shares subject to Employee Stock Purchase Plan	97,880	110,897	97,880	110,897
Unvested restricted stock units	533,917	591,608	533,917	591,608
Common warrants	8,427,508	8,427,508	8,427,508	8,427,508
Total	18,394,507	17,308,149	18,394,507	17,308,149

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for people living with devasting inflammatory-related diseases. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease with no U.S. Food and Drug Administration, or FDA, approved therapies, and for which we believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent nerve damage and irreversible neurological disability. We demonstrated clinical proof-of-concept in a prior placebo-controlled trial and have achieved target enrollment of approximately 225 patients in our ongoing Phase 3 GBS trial, with data anticipated in the first half of 2024. ANX005 has been granted orphan drug designation for the treatment of GBS from both the FDA and the EMA.
•
Geographic Atrophy, or GA: We are evaluating ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, for the potential treatment of patients with GA, the leading cause of blindness resulting from damaged and dying retinal cells. ANX007 is designed to block C1q locally in the eye to provide more complete protection against excess classical complement activity, a key driver of disease. In a randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER clinical trial, ANX007 demonstrated a trend on the anatomical-based primary endpoint, but showed consistent protection against vision loss in a broad population of patients with GA. Specifically, topline data reported in May 2023 and presented at the American Society of Retina Specialists (ASRS) Annual Meeting in July 2023 showed that ANX007 provided statistically significant, time and dose-dependent protection from vision loss in patients with GA, measured by best corrected visual acuity (BCVA) ≥15-letter loss, the widely accepted and clinically meaningful functional endpoint. In October 2023, we announced that the EMA has granted Priority Medicine (PRIME) designation to ANX007 for the treatment of GA secondary to age-related macular degeneration. Interactions with U.S. and EU regulatory authorities on a global Phase 3 pivotal program for ANX007 are ongoing, with plans to provide an update by year-end 2023.

•
ANX1502 for Autoimmune Indications: ANX1502 is a novel oral small molecule targeting classical complement, which we believe is first-in-kind. We are conducting an ongoing Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of ANX1502. Results from the Phase 1 trial are expected to be reported by year-end 2023.

In addition to our priority programs, we continue to be encouraged by multiple ‘next wave’, including:

•
Huntington’s Disease, or HD: We are evaluating ANX005 for the potential treatment of patients with HD, a slowly progressing, inherited and fatal neurodegenerative disease in which we believe C1q triggers synapse loss and neuroinflammation. We completed a Phase 2 clinical trial in patients with manifest HD in 2022, in which ANX005 demonstrated positive efficacy results and was generally well-tolerated. We are assessing the initiation of a planned late-stage trial in HD in 2024 as the company prioritizes near-term pivotal development activities for GBS, GA and ANX1502.
•
Lupus Nephritis, or LN: We completed a Phase 1b signal-finding trial of ANX009, a C1q Fab formulated for subcutaneous delivery, using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which pathogenic anti-C1q antibodies (PACAs) enhance activity and uniquely amplify kidney inflammation and damage. Initial results were presented at the American Society of Nephrology’s Kidney Week 2023 conference, which showed subcutaneous ANX009 was well tolerated and demonstrated plasma C1q target engagement and complement inhibition. Importantly, inhibition of C1q rapidly increased free/circulating PACA levels (consistent with decreased deposition in the kidney) and inhibited all downstream markers of complement consumption and activation (C4, as well as C3 and C5). These results indicate that C1q and the classical pathway are key drivers of complement activation in LN, independent of the alternative and lectin pathways, and that PACAs are a component of the classical complement activation pathway. Consistent with the short duration of this signal-finding study (3 weeks), changes in urinary protein excretion were not observed as anticipated.
•
Amyotrophic Lateral Sclerosis, or ALS: We are evaluating ANX005 in a Phase 2a signal-finding clinical trial in patients with ALS, a fatal neurodegenerative disorder characterized by C1q activation driving inflammation and neurodegeneration. Preliminary Phase 2a data as of December 6, 2022 from the first eight patients in the trial showed that treatment with ANX005 resulted in a reduction in neurofilament light, or NfL, a neurodegenerative disease biomarker, and slowed disease progression as measured by reductions in revised ALS functional rating scores during the initial 12-week on-treatment period, followed by an increase in disease progression in the off-treatment period. We expect to report full on-treatment data from the Phase 2a clinical trial by early 2024.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $32.5 million and $35.1 million for the three months ended September 30, 2023 and 2022, respectively, and $106.3 million and $107.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $544.6 million and cash and cash equivalents and short-term investments of $165.3 million.

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

We expect our future research and development expenses to vary substantially for the foreseeable future as we continue to prioritize our pipeline opportunities, advance our product candidates through clinical trials, invest in next generation development, pursue regulatory approval of our product candidates, and hire additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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

We expect our general and administrative expenses for the foreseeable future to remain relatively flat as we continue to support our research and development activities, grow our business, advance our product candidates toward regulatory approval and commercialization activities, and operate as a public company.

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$27,893	$27,862	$31	0%
General and administrative	6,888	8,207	(1,319)	(16%)
Total operating expenses	34,781	36,069	(1,288)	(4%)
Loss from operations	(34,781)	(36,069)	1,288	(4%)
Interest and other income, net	2,299	1,015	1,284	127%
Net loss	$(32,482)	$(35,054)	$2,572	(7%)

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$10,326	$12,925	$(2,599)	(20%)
Consulting and professional services	2,012	1,478	534	36%
Contract manufacturing	5,588	3,720	1,868	50%
Laboratory supplies and materials	323	282	41	15%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,265	8,218	47	1%
Facilities and depreciation	1,142	1,013	129	13%
Other	237	226	11	5%
Total research and development expenses	$27,893	$27,862	$31	0%

Research and development expenses increased by $31,000 for the three months ended September 30, 2023 compared to the same period in 2022. The change in research and development expenses was primarily due to a decrease of $2.6 million in clinical outside services costs primarily resulting from completion of our ARCHER trial in GA. Contract manufacturing expenses increased by $1.9 million related to supply for the pivotal stage of ANX005 development. Consulting and professional services costs increased by $0.5 million primarily supporting the advancement of our flagship programs. Facilities and depreciation expenses increased by $0.1 million as a result of the increase in the headcount and proportionate increase of the facilities expenses allocated to research and development.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,935	$4,426	$(491)	(11%)
Consulting and professional services	1,715	2,907	(1,192)	(41%)
Facilities and depreciation	543	504	39	8%
Other	695	370	325	88%
Total general and administrative expenses	$6,888	$8,207	$(1,319)	(16%)

General and administrative expenses decreased by $1.3 million, or 16%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease of $1.2 million in consulting and professional services costs was primarily due to a decrease in accounting, legal and audit fees, and directors’ and officers’ insurance. Compensation and personnel-related expenses decreased by $0.5 million due to lower headcount. Other expenses increased by $0.3 million due to an increase in dues and subscription costs.

Interest and other income, net

Interest and other income, net, increased by $1.3 million, or 127%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable interest rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$90,489	$83,966	$6,523	8%
General and administrative	23,225	24,938	(1,713)	(7%)
Total operating expenses	113,714	108,904	4,810	4%
Loss from operations	(113,714)	(108,904)	(4,810)	4%
Interest and other income, net	7,368	1,340	6,028	*
Net loss	$(106,346)	$(107,564)	$1,218	(1%)

* Not meaningful

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$33,418	$39,640	$(6,222)	(16%)
Consulting and professional services	6,598	5,386	1,212	23%
Contract manufacturing	19,119	12,553	6,566	52%
Laboratory supplies and materials	1,348	829	519	63%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	25,638	21,740	3,898	18%
Facilities and depreciation	3,617	3,162	455	14%
Other	751	656	95	14%
Total research and development expenses	$90,489	$83,966	$6,523	8%

Research and development expenses increased by $6.5 million, or 8%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $6.6 million in contract manufacturing expenses, related to supply for the pivotal stage of ANX005 development. Direct clinical outside services costs decreased by $6.2 million primarily due to completion of our ARCHER trial in GA. Compensation and personnel-related expenses increased $3.9 million, including an increase of $0.3 million in stock-based compensation, due to an increase in headcount. Consulting and professional services costs for ongoing clinical development increased by $1.2 million, primarily due to completion of our ARCHER trial in GA. Laboratory supplies and materials costs increased by $0.5 million to support the ongoing clinical trials. Facilities and depreciation expenses increased by $0.5 million as a result of the increase in the headcount and proportionate increase of the facilities expenses allocated to research and development.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$12,574	$12,579	$(5)	(0%)
Consulting and professional services	7,701	9,653	(1,952)	(20%)
Facilities and depreciation	1,478	1,596	(118)	(7%)
Other	1,472	1,110	362	33%
Total general and administrative expenses	$23,225	$24,938	$(1,713)	(7%)

General and administrative expenses decreased by $1.7 million, or 7%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease of $2.0 million in consulting and professional services costs for accounting, legal and audit fees, and directors’ and officers’ insurance. Other expenses increased by $0.4 million due to an increase in dues and subscription costs.

Interest and other income, net

Interest and other income, net, increased by $6.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

As of September 30, 2023, we had available cash and cash equivalents and short-term investments of $165.3 million and an accumulated deficit of $544.6 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(97,665)	$(89,170)
Net cash provided by investing activities	72,886	102,058
Net cash provided by financing activities	17,926	122,800
(Decrease) increase in cash, cash equivalents and restricted cash	$(6,853)	$135,688

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $97.7 million, which consisted of a net loss of $106.3 million and a net change of $5.3 million in our operating assets and liabilities, partially offset by $14.0 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $13.8 million, depreciation and amortization of $1.6 million, reduction in the carrying amount of right-of-use assets of $0.8 million, partially offset by accretion of discount on available-for-sale securities of $2.3 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $72.9 million, which consisted of $156.7 million of proceeds from maturities of available-for-sale securities, partially offset by $83.6 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash provided by investing activities for the nine months ended September 30, 2022 was $102.1 million, which consisted of $154.7 million of proceeds from maturities of available-for-sale securities, partially offset by $46.4 million of purchases of available-for-sale securities and $6.2 million of tenant improvement costs associated with our lease in Brisbane, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $17.9 million, which consisted of $17.5 million of net proceeds from the issuance of common stock to a related party under our at-the-market offering program and $0.4 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Cash provided by financing activities for the nine months ended September 30, 2022 was $122.8 million, which consisted of $130.5 million of proceeds from issuance of common stock and pre-funded warrants, and $0.2 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases, partially offset by $7.9 million of issuance costs payment.

Funding Requirements

We use our cash to fund operations, primarily to fund our clinical trials, research and development expenditures and related personnel costs. We expect our future research and development expenses to vary substantially for the foreseeable future as we continue to prioritize our pipeline opportunities, advance our product candidates through clinical trials, invest in next generation development, pursue regulatory approval of our product candidates, and hire additional personnel to support our research and development efforts. In addition, we expect our general and administrative expenses for the foreseeable future to remain relatively flat as we continue to advance our research and development activities, grow our business, advance our product candidates toward regulatory approval and commercialization activities, and operate as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, and conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining feedback from regulators on our clinical trials and regulatory approvals for our lead product candidates or any future product candidates;
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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements related to currently ongoing clinical trials into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

At-the-Market Offering

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program, or 2021 ATM program. Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the first quarter of 2023, we sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for aggregate gross proceeds of approximately $18.0 million. Net proceeds were approximately $17.5 million after commissions of approximately $0.5 million were paid to Cowen as sales agent. As of September 30, 2023, approximately $82.0 million remains available for the offer and sales of shares of common stock under the 2021 ATM program.

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

During the first quarter of 2023, we issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of September 30, 2023, there were pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding. The 22,113,062 shares of common stock issuable upon the exercise of the pre-funded warrants and the 8,427,508 shares of common stock issuable upon the exercise of the common warrants are not included in the number of issued and outstanding shares of common stock as of September 30, 2023.

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

During the quarter ended September 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect.
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
•
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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2022 and 2021 was approximately $141.9 million and $130.3 million, respectively, and our net loss for the three and nine months ended September 30, 2023 was approximately $32.5 million and $106.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $544.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $165.3 million. We expect our existing capital resources to fund our planned operating expenses into the second quarter of 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates or any other future product candidates we choose to pursue, conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining feedback from regulators on our clinical trials and regulatory approvals for our product candidates or any future product candidates;
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

As a result of public health crises, including the COVID-19 pandemic, we have experienced, and may in the future experience, disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. These disruptions include but are not limited to:

•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of health conditions;
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

The extent to which any future outbreak may affect our clinical trials, business, financial condition, results of operations and clinical development timelines and plans will depend on factors including the duration of the outbreak, rates of infection in the locations in which we and our CROs, third-party manufacturers, regulatory authorities and other third parties with whom we do business operate, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, the European Medicines Agency, or the EMA, and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and institutional review boards, or IRBs, or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for GBS and GA, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, the European Union, or the EU, and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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
•
obtaining IRB approval at each trial site;
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

For example, we believe that we will be able to seek FDA approval of ANX005 for the treatment of patients with GBS based on the results from a single pivotal trial. However, the FDA may not agree that the data from one pivotal trial are sufficient to warrant approval of ANX005, even if we believe the results are sufficiently positive. In such an event, we would be required to conduct one or more additional clinical trials before seeking FDA approval of ANX005 for patients with GBS, if ever, which would increase our expenses and could delay or prevent commercialization of ANX005 in GBS. In addition, our recently reported ARCHER data showed that ANX007 protected against vision loss as measured by changes from baseline in the widely accepted functional endpoint of best corrected visual acuity of ≥15 letter loss, or BCVA15. Based on this data, we expect to conduct a global clinical trial of ANX007 for the treatment of GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. We are in ongoing discussions with the relevant regulatory authorities regarding an acceptable design of the global pivotal Phase 3 program. While our preference is for a global clinical development program that satisfies the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or agree that the data from the Phase 3 program are sufficient to warrant approval of ANX007.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, patients may not opt to enroll in our trials because of the availability of approved therapeutics for their disease. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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
•
the safety and efficacy of our product as compared to other available therapies; for example, with respect to ANX007, physicians may prescribe or patients may prefer recently approved therapies for the treatment of GA;
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

We have received Orphan Drug designation for ANX005 for the treatment of GBS and HD in the United States and for GBS in Europe, and we may seek Orphan Drug designation for certain future product candidates. We may be unable to obtain such designations or to maintain the benefits associated with Orphan Drug designation, including market exclusivity, which may cause any revenue from product sales to be reduced.

We have received Orphan Drug designation in the United States for ANX005 for the treatment of GBS and HD and for the treatment of GBS in Europe from the European Medicines Agency, or EMA. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a biologics license application, or BLA, or new drug application, or NDA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

A Fast Track designation by the FDA or PRIME designation by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

The FDA has granted Fast Track designation for ANX005 in GBS and for ANX007 in GA, and the EMA has granted PRIME designation for ANX007 in GA, and, in the future, we may seek Fast Track designation or PRIME designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation.

PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible. The EMA has broad discretion whether or not to grant this designation.

Even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA, EMA or similar regulatory agency would decide to grant them. Fast Track and PRIME designations may not result in a faster development process, review or approval compared to conventional FDA or EMA procedures, respectively. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The Fast

Track and PRIME designations do not assure ultimate regulatory approval by the FDA or the EMA. Many drugs and biologics that have received Fast Track or PRIME designation have failed to obtain approval.

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

If a prolonged government shutdown occurs, or if new or existing global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and are conducting our Phase 3 clinical trial of ANX005 in patients with GBS exclusively at sites outside the United States and intend to design a global Phase 3 program for ANX007. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice, or GCP, requirements, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

In particular, our recently reported ARCHER data showed that ANX007 protected against vision loss as measured by changes from baseline in the widely accepted functional endpoint of best corrected visual acuity of ≥15 letter loss, or BCVA15. Based on this data, we expect to conduct a global clinical trial of ANX007 for the treatment of GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. We are in ongoing discussions with the relevant regulatory authorities. While we would prefer to design a global clinical development program that would satisfy the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or accept the data from the pivotal Phase 3 program are sufficient to warrant approval of ANX007.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to ANX007, there are two approved products for GA which may pose significant competition for ANX007, if approved. For additional information regarding our competition, see the section titled “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, we had 76 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133.0% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our July 2022 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $5.806875 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of September 30, 2023, the number of shares of our common stock outstanding was 53,238,985. This number does not include 22,113,062 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. We filed a resale registration statement with the SEC to register the shares of common stock and the shares of common stock issuable upon exercise of the pre-funded warrants and the common warrants sold in the July 2022 private placement. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1#	Non-Employee Director Compensation Program.	10-Q	001-39402	10.1#	08/07/23

10.2#	Employment Agreement by and between the Registrant and Jamie Dananberg, M.D.	10-Q	001-39402	10.2#	08/07/23

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: November 13, 2023	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)