Form 10-K
period 2023-12-31
Annexon, Inc.
filed 2024-03-26
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2023) was approximately $120.8 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. This calculation does not reflect a determination that such parties are affiliates for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2024 was 90,025,573. This number does not include 35,248,479 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s audited consolidated financial statements.

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

SUMMARY RISK FACTORS

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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our doing business, limit the use or adoption of any future products, and otherwise negatively affect our operating results and business.

iii

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for people living with devastating inflammatory-related diseases. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis, with no therapies in the U.S. approved by the Food and Drug Administration, or FDA. We believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent complement-mediated nerve damage and irreversible neurological disability. In a prior placebo-controlled proof-of-concept trial, a single dose of ANX005 showed rapid and consistent improvement in muscle strength that translated into observable gains in health status, including a reduction in the need of mechanical ventilation, as well as a reduction in nerve damage and clinical function. We completed enrollment of 241 patients in our ongoing placebo-controlled Phase 3 GBS trial, and data are anticipated in the second quarter of 2024. We intend to establish comparability of the GBS patient population in our Phase 3 trial with patients from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, a global, prospective, observational, multicenter cohort study that has enrolled 2,000 patients who were followed for one to three years. We have initiated a real-world evidence, or RWE, comparability protocol with IGOS with data anticipated in the first half of 2025 to support our Biologics License Applications, or BLA, submission. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, into a pivotal Phase 3 program for the potential treatment of patients with GA. GA is the leading cause of vision loss in the elderly, that affects an estimated eight million people globally. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity, a key driver of GA, and the loss of photoreceptor neurons. In a randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER clinical trial of 270 patients with GA, ANX007 was the first and only program to show statistically significant and consistent protection against vision loss in a broad population of patients with GA, measured by best corrected visual acuity, or BCVA, ≥15-letter loss, the widely accepted and clinically meaningful functional endpoint. While the primary endpoint of rate of lesion growth did not reach statistical significance, evaluating the first and second six months of ANX007 treatment showed a greater effect on lesion size with time, suggesting that lesion growth may slow with longer treatment with ANX007. In December 2023, we announced FDA alignment on a Phase 3 registration program for ANX007 in GA using, for the first-time, the prevention of ≥15-letter loss of BCVA as the primary outcome measure. We plan to initiate the Phase 3 ARCHER II trial in mid-2024, a global sham-controlled trial designed to confirm the results from the Phase 2 ARCHER trial. We also plan to initiate the Phase 3 ARROW trial in late 2024, an injection-controlled head-to-head study against SYFOVRE® (pegcetacoplan injection) with the potential to underscore ANX007’s unique mechanism of action and critical differentiation on visual function. ANX007 is the first therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity that support its advancement. We plan to advance a tablet formation of ANX1502 into a proof-of-concept study designed to assess PD and efficacy in patients with cold agglutinin disease, or CAD, in the first half of 2024, with data expected in the second half of 2024. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in additional serious complement-mediated autoimmune diseases with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic conditions.

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

Our Pipeline

Our pipeline is led by three flagship programs focused on complement-mediated diseases of the body, brain and eye for which there is significant unmet medical need and where we have the potential to provide a first-in-class treatment opportunity. Beyond our flagship programs, our “next wave” programs are poised for advancement and we are evaluating options for future clinical development. Our clinical-stage pipeline is summarized below:

In addition to our flagship programs in GBS, GA and ANX1502 for autoimmune indications, we continue to be encouraged by multiple “next wave” programs.

We have evaluated ANX005 in patients with Huntington’s Disease, or HD, and amyotrophic lateral sclerosis, or ALS, chronic neurodegenerative disorders in which aberrant classical complement activation drives neuroinflammation and has been shown to be associated with disease progression. In a completed Phase 2 clinical trial in patients with manifest HD, chronic dosing of ANX005 was generally well-tolerated, demonstrated rapid and sustained target engagement of C1q in both blood and cerebrospinal fluid, or CSF, reduced downstream complement markers in CSF, and showed promising efficacy signals on standard measures of disease progression in patients with higher levels of classical complement activity at baseline.

In a completed signal-finding open-label Phase 2a trial in patients with ALS, chronic dosing of ANX005 was generally well-tolerated, showed rapid and sustained target engagement of C1q in blood, and reduced downstream pharmacodynamic complement markers in blood. Consistent with what has been shown in other neurodegenerative diseases, including HD, exploratory analyses indicated that patients with higher baseline classical complement activation who enrolled within 12 months of diagnosis achieved better outcomes, including less functional decline on the Revised Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) and stabilization of neurofilament light chain (NfL). These analyses support a precision medicine approach to identify patients most likely to respond to anti-C1q therapy in clinical trials with recently diagnosed ALS patients who have elevated baseline levels of classical complement activity. We plan to submit the Phase 2a data for presentation at an upcoming medical conference later this year.

In addition, we have developed ANX009, a C1q-blocking Fab formulated for subcutaneous delivery, for patients with lupus nephritis, or LN, who have high baseline complement activity. LN is an autoimmune disease for which pathogenic anti-C1q antibodies, or PACAs, enhance activity and uniquely amplify kidney inflammation and damage. In a completed Phase 1b signal-finding trial, ANX009 was well tolerated, demonstrated plasma C1q target engagement and complement inhibition, and rapidly increased free/circulating PACA levels (consistent with decreased deposition in the kidney) and improved all downstream markers of complement consumption and activation (C4, as well as C3 and C5b-9).

We are evaluating options for future development of ANX005 in chronic neurodegenerative indications and ANX009 in LN.

Our Strategy

Our goal is to develop disease-modifying medicines for patients suffering from classical complement-mediated diseases of the body, brain and eye. Key elements of our strategy include:

•
Leveraging our distinct approach of inhibiting C1q and aberrant classical complement activity to address a broad range of well-characterized classical complement-mediated diseases of the body, brain and eye. By inhibiting C1q and the early classical cascade, we believe our product candidates are uniquely designed to address a wide range of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative disorders. We believe full classical complement inhibition may result in clinical benefits by blocking aberrant upstream and downstream immune cell activation in our targeted indications, as well as potentially provide safety advantages by leaving the lectin and alternative pathways intact to perform their normal immune functions.
•
Prioritizing resources and execution of mid- to late-stage development of three flagship programs. By focusing our resources on our three flagship programs in GBS, GA and ANX1502, our novel oral small molecule complement inhibitor, our goal is to create near-term value for patients, physicians and stakeholders.
•
ANX005 for GBS: Report Pivotal Phase 3 Data in Second Quarter of 2024 and Prepare for BLA Submission. We are conducting a randomized, double-blind, placebo-controlled, multi-center Phase 3 clinical trial designed to evaluate the efficacy, safety, pharmacokinetics, and pharmacodynamics of ANX005 in patients with GBS. We are also conducting an RWE comparability protocol with IGOS with data anticipated in the first half of 2025 to support our BLA submission. ANX005 is being developed as a first-line monotherapy treatment option for GBS and has received both Fast Track and orphan drug designations from the FDA, as well as orphan drug designation by the EMA due to a notable and early improvement in muscle strength demonstrated with ANX005 versus patients treated with IVIg, the current standard of care. In a completed placebo-controlled proof-of-concept trial, ANX005 showed rapid and consistent improvement in muscle strength that translated into observable gains in health status, including a reduction in the need of mechanical ventilation, as well as improvement in neuronal damage and clinical function in patients with GBS.
•
ANX007 for GA: Initiate Global Registration Program in GA, with Vision Preservation as the Primary Outcome Measure, in Mid-2024. We plan to initiate our global registration program in GA, with the potential to underscore ANX007’s unique mechanism of action and provide critical differentiation on visual function. ANX007 is the first therapeutic candidate for the treatment of GA to receive PRIME designation in the EU, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. In the Phase 2 ARCHER clinical trial, ANX007 became the first and only program to date to show statistically significant and consistent protection against vision loss in a broad population of patients with GA.
•
ANX1502 for Autoimmune Disease: Advance First-in-Kind Oral Small Molecule Inhibitor into Proof-of-Concept Clinical Trial in Patients in the First Half of 2024. We plan to advance a tablet formulation of ANX1502 into a proof-of-concept trial designed to assess pharmacodynamics and efficacy in patients with CAD in the first half of 2024. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in additional serious complement-mediated autoimmune diseases with the aim of providing efficacy with enhanced dosing flexibility and convenience for long-term treatment of chronic autoimmune conditions.
•
Expanding our portfolio across three therapeutics franchises informed by data from our flagship programs. We intend to leverage learnings and proof-of-concept data from our flagship programs to inform selection of additional patient populations involving classical complement-mediated diseases of the body, brain and eye. As we enhance our resources, we plan to efficiently prosecute opportunities across our three therapeutic franchises utilizing our disciplined, data-driven development strategy.
•
Maximizing the value of our product candidates. We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates. We have secured broad intellectual property protection for our upstream complement platform and intend to leverage our intellectual property and know-how to protect and enhance our leading position in developing novel therapeutics that target the classical complement cascade. We intend to pursue independent development and commercialization in indications and markets we can address with a focused sales and marketing organization. We plan to explore licensing agreements, collaborations or partnerships to advance our product candidates in indications and markets where we could accelerate and expand development and commercialization leveraging the resources of larger biopharmaceutical companies.

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

In antibody-mediated autoimmune disease, self-reactive antibodies bind to cells or tissues, activating C1q and leading to damaging inflammatory responses. In GBS, pathogenic antibodies react with components of the peripheral nerve system, or PNS, to cause widespread peripheral nerve damage and paralysis. This disease process is also evident in antibody-mediated autoimmune disease involving blood components, such as CAD, characterized by auto-reactive antibodies that trigger destruction of red blood cells, and in a subset of patients with systemic lupus erythematosus, or SLE, where endogenous pathogenic antibodies against C1q itself drive aberrant C1q activation and are highly associated with kidney damage, or lupus nephritis.

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

Our Platform

Our novel upstream complement platform is designed to completely inhibit classical complement activity for the treatment of antibody-mediated autoimmune diseases and complement-mediated neurodegenerative diseases in the body, brain and eye. We believe there are potential advantages to our approach of upstream inhibition of the classical complement cascade, which include:

•
Full inhibition of the classical cascade while preserving healthy immune function of the other complement pathways. Inhibition of C1q fully inhibits the classical cascade, including components downstream of C1q such as C4, C3, C5 and the downstream membrane attack complex. As a result, we believe our approach is designed to block all classical complement activity that can contribute to disease pathology, including immune cell recruitment, directed immune cell attack and membrane damage. By targeting upstream tissue-damaging components of the classical complement pathway, our approach leaves the lectin and alternative pathways to perform their normal immune function, which may aid both clinical improvement and safety. Our approach is also distinct from inhibiting C3 or C5. Inhibition of C5 will not affect the upstream components of the classical pathway involved in pathology (C1q, C4 and C3), while inhibition of C3 will block downstream components in all three complement pathways.
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

Our Flagship Programs

Guillain-Barré Syndrome

Overview of Guillain-Barré Syndrome

Guillain-Barré syndrome (GBS) is a serious and life-threatening condition that continues to be associated with significant long-term morbidity and mortality in patients despite use of IVIg treatment as standard of care. GBS is a rare disease, but is also the most common, most severe, and well understood acute paralytic inflammatory disease of the peripheral nervous system. GBS generally occurs post-infection in otherwise healthy persons. Antibodies generated against an infectious agent cross-react with components of peripheral nerves, leading to a complement mediated attack on nerve components, including myelin sheath and axonal tissue. The ensuing peripheral nerve damage is acute and rapidly progressive, leading to acute severe paralysis, significant morbidity, disability and mortality. The neuronal destruction progresses until titers of the cross-reactive, complement-activating antibodies have diminished (van den Berg et al., 2014). GBS impacts approximately 22,000 people annually in the U.S. and EU. The prevalence of GBS continues to increase with advancing age. In 2004, the annual economic cost of GBS in the United States was $2 billion, largely due to the permanent disability and mortality it can cause.

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

The clinical course of GBS usually involves rapidly progressive weakness in the limbs culminating in neuromuscular paralysis within two to four weeks of onset. According to 2011 estimates, 20 to 30% of patients require mechanical ventilation, over 20% have permanent motor or sensory disability and 2 to 20% of cases result in death globally. Many patients with GBS require extensive monitoring and supportive care and will seek treatment in a hospital within a few days of onset of the disease. Because approximately a quarter of patients need artificial ventilation due to respiratory muscle weakness, and many develop autonomic disturbances, admission in an intensive care unit is frequently necessary. Symptoms peak within four weeks as the auto-antibody response declines, followed by a recovery period that can last months or years, as the nervous system repairs itself. The development of targeted treatments for GBS is crucial to improve outcomes and quality of life for those affected by this debilitating condition.

C1q is a key driver of pathogenesis in GBS

GBS is an acute, autoimmune disease driven by antibodies that lead to activation of the classical complement cascade. Pathological nerve-targeting auto-antibodies, which may be triggered by an infection, lead to the activation of C1q and the classical complement cascade. Studies have shown that pathogenic auto-antibodies are present in the serum and CSF, and that activated components of the complement cascade are deposited on peripheral nerve tissue from GBS patients. Peripheral nerve roots are immersed in CSF as they emerge from the spinal cord and are prominent sites of damage in GBS. The figure below illustrates the activation of the classical complement pathway within peripheral nerves in GBS patient samples from autopsy. The left image shows a low magnification view of a peripheral nerve with numerous individual nerve fibers coated with membrane-damaging complement activation products (C5b-9; dark staining). The middle image shows a high magnification view of an individual nerve fiber with deposition of C3d (dark staining), a complement activation product that directs immune cell attack. The right image shows a highpower image of an individual nerve fiber being probed by an infiltrating immune cell (macrophage).

We believe that by blocking the activity of C1q early in the onset of the disease, we can minimize the neuronal damage caused by these pathogenic auto-antibodies, in turn reducing the patients’ symptoms and accelerating their neurological recovery.

Neurofilament light chain (NfL), a marker of neurodegeneration, is highly elevated in GBS

NfL, an intracellular neuron-specific protein, has emerged as a biomarker of nerve damage in disorders characterized by damaged or degenerating nerves. NfL is a subunit of neurofilaments, which are cylindrical proteins exclusively located in the cytoplasm of nerve cells and are released into the CSF and blood when nerves are damaged.

Elevated NfL levels correlate with current patient disability and predict patient outcomes in autoimmune neurological diseases such as GBS, multiple sclerosis, or MS, chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy. In patients with GBS, NfL is highly elevated (in some instances, greater than 100-fold above normal). Retrospective and prospective studies in GBS patients have shown that NfL levels in CSF and serum may correlate with disease course, severity and prognosis in GBS.

Phase 1b Trial of ANX005 in GBS

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

ANX005 is being developed as a first-line monotherapy treatment option for GBS. We conducted a Phase 1b placebo-controlled, dose escalation trial (n=50) of ANX005 in GBS patients at a tertiary care hospital in Bangladesh, in compliance with GCP as described above. The trial objectives included safety and tolerability, dosing levels and target engagement, and included a follow up of eight weeks. The dosing levels of ANX005 delivered in this trial ranged from 3 mg/kg to 75 mg/kg. ANX005 was well tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred. The most common adverse events were acute infusion-related reactions, or IRRs, which occurred in the majority of patients and presented as low grade, non-serious, transient skin rash. These acute IRRs were mitigated by standard anti-inflammatory pre-medications.

Results from the Phase 1b trial showed increasing serum levels of ANX005 and its duration in the circulation at increasing dose levels, and that the drug was present in the serum for up to three weeks at a dose of 75 mg/kg. When ANX005 was present in the circulation C1q function was fully inhibited, and rapidly returned to normal levels as ANX005 serum levels declined.

Much of the proximal weakness in GBS patients is due to involvement of peripheral nerve roots that are immersed in CSF as they exit the spinal cord. Hence, we believe product candidate levels and target inhibition in CSF may be an important contributor to efficacy. We observed that ANX005 entered the CSF of GBS patients treated with doses of 18-75 mg/kg of ANX005, resulting in full engagement of C1q inhibition in the CSF.

In the Phase 1b trial in GBS patients, ANX005 treatment at doses that engaged C1q in both serum and CSF (i.e., 18-75 mg/kg dose) resulted in a statistically significant early decline in serum NfL levels compared to placebo (two to four-week post treatment p-value <0.05). In this Phase 1b trial, we also explored the administration of ANX005 on multiple validated clinical disability measures including GBS-Disability Score, or GBS-DS, Medical Research Council Muscle Strength Scale, or MRC, and Inflammatory Rasch-built Overall Disability Scale, or I-RODS, over an eight-week period. We observed that early decline in NfL correlated with improvement in the GBS-DS at the end of the study (two to eight-week post treatment p-value <0.05). We believe these results suggest that ANX005 had a rapid impact on the disease process by ameliorating antibody-induced nerve damage, likely within the first two weeks of dosing.

Though the trial was not powered for statistical significance, treatment with ANX005 resulted in consistent, positive numerical trends, including an improvement in MRC score and the number of days of ventilation. We observed a dose-dependent trend for improvement in MRC within the first week of treatment.

Early improvement in MRC is known to have strong prognostic implications on long-term functional recovery (modified Erasmus GBS Outcome Score). In line with this published data, we found that early improvement in MRC correlated with patients’ disability scores at the end of the Phase 1b trial (GBS-DS at week eight). This result is important because GBS-DS is typically used as the primary endpoint in GBS registrational studies. In addition, using a responder analysis, 28% of patients treated with high dose ANX005 (18-75 mg/kg) improved by at least three points on GBS-DS by week eight compared to 0% of placebo-treated patients.

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

Pivotal Phase 3 Trial of ANX005 in GBS

A randomized, double-blind, placebo-controlled, multi-center Phase 3 trial is ongoing and aims to evaluate the efficacy, safety, pharmacokinetics and pharmacodynamics of ANX005 administered by a single intravenous (IV) infusion in recently diagnosed patients with GBS.

The Phase 3 trial enrolled 241 patients in Southeast Asia diagnosed with GBS according to the National Institute of Neurological Disorders and Stroke Diagnostic Criteria for Guillain-Barré syndrome at the onset of GBS-related weakness ≤10 days prior to the start of treatment. Patients were stratified for leading prognostic factors including muscle strength and time from symptom onset.

The primary endpoint of the Phase 3 trial is GBS-DS at week 8, and secondary endpoints include safety, duration of ventilation support, muscle strength, and mortality. The primary endpoint will utilize a proportional odds methodology to assess the proportion of patients who shift to better outcomes on the GBS Disability Score with ANX005 treatment compared to placebo at week 8. We expect to report data from this pivotal trial in the first half of 2024.

All of our studies to date for ANX005 in GBS have been conducted exclusively at sites outside the United States. To support data from our clinical trials conducted in Southeast Asia, we intend to collect sources of real-world evidence (RWE). We are conducting a RWE study to assess comparability of disease populations in the US and ex-US using the large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions, response to treatment with IVIg (the current standard of care for patients with GBS), and patient outcomes at certain timepoints over the course of their disease. Following alignment with the FDA, we intend to use the RWE study as part of our registration package in support of the ANX005 BLA and anticipate RWE comparability data in the first half of 2025.

ANX005 has received both Fast Track and orphan drug designations from the FDA as well as orphan designation by the EMA for the treatment of GBS. The EMA orphan designation was based on an indirect comparison between ANX005 and intravenous immunoglobulin (IVIg) that demonstrated a notable and early improvement in muscle strength with ANX005 versus patients treated with IVIg, which translated into observable gains in health status, including a reduction in the need of mechanical ventilation.

Geographic Atrophy

Overview of Geographic Atrophy

GA is an advanced form of dry age-related macular degeneration (AMD), an eye disease that is the leading cause of blindness in the elderly. GA is a chronic progressive neurodegenerative disorder of the retina involving the loss of photoreceptor synapses and cells in the outer retina. GA affects an estimated one million people in the United States and eight million people globally, severely limiting their independence and causing frustration, anxiety and emotional hardship. Effective treatments that preserve vision are still needed, as no currently approved therapies have been shown in clinical trials to significantly prevent vision loss.

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

C1q inhibition was shown to be protective of photoreceptor cells and retinal function in a model of photoreceptor cell damage induced by light.

Phase 1b Trial of ANX007 in Glaucoma to Support Development in GA

We completed single-ascending dose (n=9) and sham-controlled multiple dose (n=17) studies of intravitreal ANX007 in patients with glaucoma to evaluate safety, tolerability, pharmacokinetics and target engagement. These patients had aqueous humor taps so that ocular fluid could be analyzed for levels of ANX007 and free C1q immediately prior to first dose (day 1) and prior to second dose (day 29). The studies showed that ANX007 was well-tolerated at all doses (1 mg, 2.5 mg and 5 mg) and achieved complete suppression of C1q at 2.5 mg and 5 mg.

Phase 2 ARCHER Trial of ANX007 in GA

We conducted the randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER trial to compare the safety and efficacy of ANX007 in patients with GA secondary to AMD. The study enrolled a total of 270 patients, stratified by GA lesion size, location and choroidal neovascularization (CNV) in the fellow eye at the time of enrollment. Patients were nearly equally split between foveal (49.4% to 57.3%) and non-foveal groups, had an average age of 80 years and were balanced between female and male. Ninety-six percent of patients enrolled were from the United States. Patients were randomized to receive an intravitreal dose of 5mg ANX007 monthly (n=89), 5mg ANX007 every other month (n=92) or sham monthly or every other month (pooled n=89) for a treatment period of 12 months, followed by a six-month off-treatment period.

The primary outcome measure of the study was the rate of change in GA lesion growth (slope) from baseline as measured by fundus autofluorescence (FAF) through 12 months for the study eye. The study included multiple pre-specified visual function measures to assess the effects of ANX007 on vision: change from baseline in BCVA; change from baseline in low-luminance best corrected visual acuity (LLVA); and change in baseline from low-luminance visual acuity deficit (LLVD).

In the Phase 2 ARCHER trial, ANX007 demonstrated consistent protection against vision loss in a broad population of patients with GA. Specifically, topline data reported in May 2023 and presented at the American Society of Retina Specialists (ASRS) Annual Meeting in July 2023 showed that ANX007 provided statistically significant, time and dose-dependent protection from vision loss in patients with GA, measured by BCVA ≥ 15-letter loss, the widely accepted and clinically meaningful functional endpoint assessing visual acuity.

Monthly treatment with ANX007 demonstrated nominally statistically significant reduction in BCVA ≥15-letter loss (p=0.0021) compared to sham. The persistent ≥15-letter BCVA loss through month 12 hazard was reduced 72% in the monthly (p=0.006) and 48% in the every other month (p=0.064) arms. Protection from vision loss was also shown in multiple additional prespecified measures of BCVA and visual function, including LLVA and LLVD. ANX007’s treatment effect increased over the course of the on-treatment portion of the study, suggesting that ANX007 may provide a growing and durable treatment effect over time. While benefit gained against vision lost was maintained during the subsequent six-month off-treatment period, the rate of decline for BCVA ≥ 15-letter vision began to parallel that of sham, providing additional support for the observed on-treatment protection.

The primary endpoint of mean rate of change (slope) in GA lesion area compared to sham at 12 months did not reach statistical significance. A 6.2% reduction in lesion growth was observed in the monthly treatment group (p=0.526), with greater impact on retinal pigment epithelium loss in the second 6 months of treatment (11%; p=0.27) vs the first (1%). Consistent with its proposed mechanism, ANX007 reduced photoreceptor ellipsoid zone loss by 33% at month 12 (as observed completer data; p=0.038).

ANX007 treatment was generally well-tolerated, with no increase in choroidal neovascularization (CNV) rates between the treated and sham arms and no events of retinal vasculitis reported.

Global Pivotal Program of ANX007 in GA

In December 2023, we announced FDA alignment on a Phase 3 registration program for ANX007 in GA using, for the first-time, the prevention of ≥15-letter loss of BCVA as the primary outcome measure.

We plan to initiate the Phase 3 ARCHER II trial in mid-2024, a global sham-controlled trial designed to confirm the results from the Phase 2 ARCHER trial. The ARCHER II trial will enroll approximately 400 patients with GA, who will be randomized 1:1 to receive a monthly dose of ANX007 or sham. The primary endpoint will be the prevention of ≥15-letter loss of BCVA in patients assessed through 12 months. We also plan to initiate the Phase 3 ARROW trial in late 2024, an injection-controlled head-to-head study against SYFOVRE® (pegcetacoplan injection) with the potential to underscore ANX007’s unique mechanism of action and critical differentiation on visual function. The ARROW trial will enroll approximately 500 patients with GA, who will be randomized 1:1 to receive a monthly dose of ANX007 or SYFOVRE®. ANX007 is the first therapeutic candidate for the treatment of GA to receive Priority Medicine (PRIME) designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.

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

Phase 1 SAD/MAD Trial of ANX1502

We completed the randomized, double-blind, placebo-controlled Phase 1 SAD/MAD trial of ANX1502 to assess the safety, tolerability, PK and PD of ANX1502 liquid suspension formulation in healthy adults. The study evaluated single ascending doses of ANX1502 ranging from 25 mg to 1050 mg (6 patients treated with ANX1502 plus 2 placebo subjects per cohort) and multiple ascending doses of ANX1502 ranging from 200 mg twice-daily to 525 mg twice-daily (9 patients treated with ANX1502 plus 3 placebo subjects per cohort).

In the SAD/MAD study, dose-proportional PK and targeted levels of active drug were observed across both cohorts, and single doses of 525-1025 mg ANX1502 suppressed C4d serum levels in healthy volunteers with higher than median baseline C4d. Across all doses evaluated, ANX1502 was generally well tolerated with mild to moderate treatment-emergent adverse events (TEAEs), which included gastro-intestinal events such as nausea, emesis and diarrhea. No serious adverse events were reported, and there were no significant clinical or lab findings.

Ongoing Development of ANX1502 in Autoimmune Diseases

We plan to advance a tablet formation of ANX1502 into a proof-of-concept study designed to assess PD and efficacy in patients with cold agglutinin disease, or CAD, in the first half of 2024, with data expected in the second half of 2024.

Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in serious complement-mediated autoimmune diseases with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic conditions.

Our Next Wave Programs

ANX005 for Huntington’s Disease

In June 2022, we completed a Phase 2 trial of ANX005 in patients with HD (28 patients were enrolled with safety data measured from all 28 patients and efficacy data measured from 23 patients that completed both six-months of treatment and subsequent three-month follow-up period), which showed that treatment with ANX005 was generally well-tolerated, with full target engagement of C1q in both serum and CSF observed throughout the six-month treatment period and well into the three-month follow-up period. Disease progression stabilized for the entire nine months of the study, as assessed by both Composite Unified Huntington's Disease Rating Scale, or cUHDRS, and Total Functional Capacity, or TFC, the two primary clinical measurement scales for HD. Additionally, HD patients with higher baseline complement activity, as measured by elevated levels of C4a/C4 in CSF, demonstrated a rapid clinical benefit as early as week 6, as assessed by both cUHDRS and TFC, that was sustained over the entire nine months of the study. Plasma and CSF NfL levels remained generally consistent through the nine-month study and were comparable to NfL levels described in published natural history data for HD patients. Based on these findings and productive engagement with the FDA, we are assessing opportunities for late-stage development of ANX005 in HD.

ANX005 for ALS

We completed a Phase 2a signal-finding trial evaluating ANX005 in patients with ALS, designed to assess safety, tolerability, and target engagement (13 patients were enrolled and treated for 12 weeks, of which 7 patients continued on treatment for 24 weeks). Chronic dosing of ANX005 was generally well-tolerated, showed rapid and sustained target engagement of C1q in blood, and reduced downstream pharmacodynamic complement markers in blood. Consistent with what has been shown in other neurodegenerative diseases, including HD, exploratory analyses indicated that patients with higher baseline classical complement activation who enrolled within 12 months of diagnosis achieved better outcomes, including less functional decline on the Revised Amyotrophic Lateral Sclerosis Functional Rating Scale (ALSFRS-R) and stabilization of neurofilament light chain (NfL). These analyses support a precision medicine approach to identify patients most likely to respond to anti-C1q therapy in clinical trials with recently diagnosed ALS patients who have elevated baseline levels of classical complement activity. We plan to submit the Phase 2a data for presentation at an upcoming medical conference later this year.

ANX009 for Lupus Nephritis

ANX009, an investigational C1q Fab formulated for subcutaneous delivery, which was most recently evaluated in a Phase 1b signal-finding trial using a precision medicine approach for patients with lupus nephritis (LN) who have high baseline complement activity. LN is an autoimmune disease for which pathogenic anti-C1q antibodies (PACAs) enhance activity and uniquely amplify kidney inflammation and damage. We designed ANX009 with a goal of enabling chronic dosing for patients with antibody-mediated autoimmune disorders where anti-C1q may have a disease-modifying effect and where we can utilize our targeted biomarker-driven approach. In a first-in-human clinical trial, ANX009 was well-tolerated (7 patients were enrolled, of which 6 patients completed treatment) at all dose levels tested and no drug-related safety signals were observed. The trial showed that ANX009 led to sustained C1q inhibition at multiple doses, supporting the potential for twice-weekly subcutaneous administration with the current formulation, and advancement into the Phase 1b signal-finding trial for patients with LN.

Initial results from the Phase 1b trial were presented at the American Society of Nephrology’s Kidney Week 2023 conference, which showed subcutaneous ANX009 was well tolerated and demonstrated plasma C1q target engagement and complement inhibition. Importantly, inhibition of C1q rapidly increased free/circulating PACA levels (consistent with decreased deposition in the kidney) and improved all downstream markers of complement consumption and activation (C4, as well as C3 and C5b-9). These results indicate that C1q and the classical pathway are key drivers of complement activation in LN, independent of the alternative and lectin pathways, and that PACAs are a component of the classical complement activation pathway. Consistent with the short duration of this signal-finding study (3 weeks), changes in urinary protein excretion were not observed as anticipated. We are evaluating options for future development of ANX009 in LN.

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

As of January 17, 2024, our patent portfolio, including patents licensed from our partners, comprised 19 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

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

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include six granted U.S. patents, two pending U.S. patent applications, 23 granted foreign patents and 17 pending foreign patent applications. The U.S. patents in these families cover ANX005, ANX007, ANX009 and ANX105. These patents will expire between 2034 and 2037, absent any disclaimers, extensions or adjustments of patent term.

Other patent families that we own include:

•
one granted U.S. patent, one pending U.S. patent application, six granted foreign patents, and 11 pending foreign patent applications. The granted U.S. patent in this family includes claims directed to antibody fragments of anti-C1q antibodies, including ANX007 and ANX009. This patent will expire in 2037, absent any disclaimers, extensions or adjustments of patent term;
•
one U.S. patent application and one pending Patent Cooperation Treaty, or PCT, application. The pending U.S. patent application in this family includes claims directed to anti-C1q antibodies, including ANX105. Patents that may be issued from this family would expire in 2042, absent any disclaimers, extensions or adjustments of patent term;
•
one pending PCT application. The pending PCT application in this family includes claims covering a pharmaceutical formulation comprising anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term;
•
one granted U.S. patent, one pending U.S. patent application, and 36 pending foreign patent applications. The granted U.S. patent in this family includes claims covering certain small molecule modulators of the classical pathway, including ANX1502. This patent will expire in 2041, absent any disclaimers, extensions or adjustments of patent term. Patents that may be issued from these applications would expire in 2041, absent any disclaimers, extensions or adjustments of patent term;
•
one pending U.S. patent application and one pending PCT application. The pending U.S. patent application in this family includes claims covering certain small molecule modulators of the classical pathway. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term; and
•
two pending U.S. patent applications. The pending U.S. patent applications in this family include claims covering certain methods of treatment relating to a small molecule modulator of the classical pathway. Patents that may be issued from this family would expire in 2044, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes ten patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes or Fondazione Telethon and Universita’ degli Studi di Trento, directed to the treatment of certain medical conditions using anti-C1q antibodies, including ANX005, ANX007, ANX009 and ANX105. These families include six pending U.S. patent applications, one granted foreign patent, 50 pending foreign patent applications, and four pending PCT applications. Patents that may be issued from these applications would expire between 2034 and 2043, absent any disclaimers, extensions or adjustments of patent term.

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

Additionally, in accordance with the terms of the Stanford Agreement, upon closing our first financing event that raised at least $2.0 million, we granted Stanford $150,000 in shares of our redeemable convertible preferred stock, which were automatically converted into shares of our common stock prior to the completion of the initial public offering, or IPO, in July 2020. We may also have to pay a fee to Stanford if we assign our rights under the Stanford Agreement to a third party.

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

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for our drug candidates with Master Services and Quality agreements in place that include specific supply timelines, volume and quality specifications. We are in discussions with our current manufacturers regarding preparation of Biologics License Applications (BLA)

and Marketing Authorization Application (MAA) in the near future. This involves technology transfers and process validation to establish commercial manufacturing capabilities.

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

Guillain-Barré Syndrome

There are currently no approved therapies for GBS in the United States. IVIg and plasma exchange are the current standards of care in the Western world and parts of Asia. Currently, two investigational products are in development. Hansa Biopharma AB is conducting an open label Phase 2 trial of imlifidase in GBS patients in Europe and the United Kingdom for which the Company released positive topline results in December 2023. AstraZeneca/Alexion completed a Phase 3 trial of SOLIRIS (eculizumab) in Japan that did not meet its primary endpoint.

Geographic Atrophy

Two treatments are currently FDA-approved for GA, both receiving approval in 2023: Apellis’s Syfovre, a C3 inhibitor as well as Astellas’s avacincaptad pegol, a C5 inhibitor. There are currently five complement cascade-targeted agents in phase 2 development for GA: Ionis’s IONIS-FB-LR, an antisense molecule inhibitor of Complement Factor B, AstraZeneca’s danicopan, an oral, complement factor D inhibitor, Janssen’s JNJ 1887, a gene therapy candidate which expresses soluble CD59, a complement protein, Novartis’ iptacopan, and Aviceda Therapeutics’s AVD-104, a nanoparticle molecule that inhbits complement cascade amplification and inflammation pathways. Other products that do not target the complement cascade currently in Phase 2 or 3 clinical trials are being developed by Roche, Alkeus, Belite Bio and Cognition Therapeutics. ONL Therapeutics, Boehringer Ingelheim, Roche and Astellas each have an asset in Phase 1 of development.

Cold Agglutinin Disease, a type of autoimmune hemolytic anemia

Sanofi’s sutimlimab was approved by the FDA for CAD in February 2022. There are currently three investigational agents in clinical trials for CAD. Novartis’s iptacopan, an oral Factor B inhibitor, is currently in Phase 2. Apellis’s pegcetacoplan is in Phase 3, being conducted by Apellis’s European partner, Swedish Orphan Biovitrum (Sobi). Sanofi completed a phase I trial of BIVV020 in November 2023 with positive results with a single dose delivery in CAD patients.

Multifocal Motor Neuropathy

Currently, Gammagard Liquid (10% Immune Globulin Infusion (Human)) is the only therapy approved by the FDA for MMN. There are few agents in development for MMN. Argenx’s empasiprubart (ARGX-117), an IV-delivered C2 inhibitor is in Phase 2. Takeda is conducting a Japan-based Phase 3 trial of TAK-771, a 10% Immune Globulin and Recombinant Human Hyaluronidase (rHuPH20) delivered as a subcutaneous infusion.

Lupus Nephritis

There are currently two approved medicines specifically for LN: GSK’s Benlysta and Aurinia’s Lupkynis. There are five agents in development targeting the complement pathway, three in Phase 2 development and two in phase 1 development: AstraZeneca’s ravulizumab, a C5 inhibitor, and also vemircopan (ALXN2050), an oral Factor D inhibitor are currently in Phase 2. Novartis is developing iptacopan, an oral factor B inhibitor, also in phase 2. In phase 1, are Roche’s crovalimab, a C5-targeting, subcutaneous administration monoclonal antibody and AstraZeneca’s 3rd generation, subcutaneously administered C5 inhibitor, gefurulimab, which is being tested specifically for proteinuria. Outside of the complement pathway, there are currently four agents in Phase 3 development for adults with lupus: Roche’s obinutuzumab, Novartis’s ianalumab, AstraZeneca’s anifrolumab and Vera Therapeutics’s atacicept. Additionally, Aurinia Pharmaceuticals’s voclosporin is in a phase 3 trial in adolescents with lupus nephritis.

Huntington’s Disease

There are no approved disease-modifying therapies for HD. Multiple companies are developing potentially disease-modifying therapies, including, Sage Therapeutics’s SAGE-718 in Phase 3, PTC Therapeutics’s PTC518 in Phase 2, uniQure’s gene therapy candidate, AMT-130 in Phase 1/2, and Roche’s tominersen in prodromal or early manifest HD patients aged 25-50 in phase 2. Additional early-stage products in development are AskBio’s BV-101 candidate gene therapy in Phase1/2, Wave Life Sciences’s WVE-003 in Phase 1/2, and Vico Therapeutics’s V0659 in Phase 1/2.

Amyotrophic Lateral Sclerosis

The drugs riluzole and Radicava (edaravone) are currently approved for the treatment of ALS and have shown modest effects in slowing the progression of the disease. Amylyx’s Relyvrio (AMX0035) was approved by the FDA in September 2022 for people living with ALS but remains under review with regulatory authorities in 2024 following an unsuccessful Phase 3 trial. Biogen’s Qalsody (tofersen) was approved by the FDA in April 2023 specifically for SOD1-ALS. There are currently no additional complement-targeted therapies in clinical trials. Six investigational agents are currently in Phase 3 development. There are a significant number of companies conducting earlier-stage clinical trials in ALS patients, including Ionis, BrainStorm Therapeutic, Abbvie, Biogen, and others.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of product candidates such as those we are developing. A new drug must be approved by the FDA through the NDA process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the United States. We, along with third-party contractors, will be required to navigate the various preclinical, clinical manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Before approving a BLA or NDA, the FDA will typically inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites and/or the sponsor to assure compliance with GCP.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100.0% of a drug’s average manufacturer price, beginning January 1, 2024.

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

Human Capital Resources

As of December 31, 2023, we had 71 full-time employees, 57 of whom were primarily engaged in research and development activities. A total of 26 employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are based in our Brisbane, California facility, subject to hybrid and remote work arrangements.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2023 and 2022 was approximately $134.2 million and $141.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $572.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2023, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $259.7 million. We expect our existing capital resources to fund our planned operating expenses into mid-2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including recent and potential bank failures, increasing inflation and interest rates, exchange rate fluctuations and supply chain disruptions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If adequate funds are not available to us on a timely basis, we may be required to:

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

We are currently focused on developing product candidates to address classical complement-mediated autoimmune and neurodegenerative diseases. We seek to maintain a process of prioritization and resource allocation among our programs to balance time, risk and cost, due to the significant resources required for the development of our product candidates. For example, in 2023, based on clinical data, regulatory feedback, and cash runway considerations, we prioritized our resources to advance ANX005 in GBS, ANX007 in GA and ANX1502 in autoimmune diseases. In addition, we have designed a two-part global registrational program for ANX007 in GA, including the Phase 3 ARCHER II global sham-controlled trial and a second injection-controlled head-to-head study, ARROW, against SYFOVRE®. Our current cash and cash equivalents are sufficient to fund our operations into mid-2026. However, we will need to raise additional capital in order to complete the ARROW trial. If sufficient funding is not available, we may not be able to complete our planned clinical trials, or on the timelines we currently anticipate, and we may need to redesign, reduce the scope of or terminate some of our programs.

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

Conducting a global, two-trial program in GA will be expensive and time consuming, and even if favorable, the FDA and comparable foreign regulatory authorities may not accept data from one or both of our trials in our global Phase 3 clinical program for ANX007.

The ARCHER II Phase 3 trial is designed to be a global sham-controlled trial and the ARROW trial is expected to be an injection-controlled head-to-head trial against SYFOVRE®. The FDA has recommended the use of an injection comparator instead of a sham control in ophthalmic trials. As a result, the data from the ARCHER II study, even if positive, may be insufficient for regulatory approval in the United States. The Company is planning to conduct the ARROW study to demonstrate ANX007’s significant protection against vision loss over SYFOVRE®. However, the FDA may not agree that the data from the ARROW trial is sufficient to warrant approval of ANX007, even if the results are sufficiently positive. In such an event, we may be required to conduct one or more additional clinical trials before seeking FDA approval of ANX007, which would increase our expenses and could delay or prevent commercialization of ANX007 in GA. Moreover, there are no currently approved therapies for GA in Europe, and the results of the ARROW study may not be acceptable to the EMA or any other comparable foreign regulatory authorities.

Conducting two large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. In addition, there are two FDA-approved therapies for GA in the United States, which may adversely impact our ability to recruit patients into our clinical trials. We may need additional capital to complete both the ARCHER II and ARROW clinical trials and may not be able to raise sufficient capital in a timely manner. The occurrence of any such events could delay either trial, prevent us from completing one or more of our clinical trials, seeking FDA approval of ANX007 for GA, if ever, and could delay or prevent commercialization of ANX007.

In addition, none of the FDA-approved therapeutics in GA have been assessed using vision preservation as the primary endpoint. Due to the lack of BCVA ≥15-letter loss results for SYFOVRE®, we may experience difficulties in conducting the ARROW trial, including powering for statistical significance, potential delays in enrollment, emerging safety data for SYFOVRE®, and potential inability to timely obtain SYFOVRE®, which may result in substantial delays in the development of ANX007. There is no assurance that in a head-to-head study, ANX007 will result in statistically significant clinical superiority over SYFOVRE® or that the overall results will be sufficient to support marketing approval.

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

The FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions. Regulatory agencies, including the FDA may require that we conduct more than one pivotal trial in order to gain approval.

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

For example, we believe that we will be able to seek FDA approval of ANX005 for the treatment of patients with GBS based on the results from a single pivotal trial. However, the FDA may not agree that the data from one pivotal trial are sufficient to warrant approval of ANX005, even if we believe the results are sufficiently positive. In such an event, we would be required to conduct one or more additional clinical trials before seeking FDA approval of ANX005 for patients with GBS, if ever, which would increase our expenses and could delay or prevent commercialization of ANX005 in GBS. In addition, our recently reported ARCHER data showed that ANX007 protected against vision loss as measured by changes from baseline in the widely accepted functional endpoint of best corrected visual acuity of ≥15 letter loss, or BCVA15. Based on this data, we expect to conduct a global clinical trial of ANX007 for the treatment of GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. While we have attempted to design a global clinical development program that satisfies the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or agree that the data from the global Phase 3 registrational program are sufficient to warrant approval of ANX007. Following discussions with the FDA and pending discussion with the EMA, we have designed a two-part global registrational program for ANX007 in GA. As a result, our timelines and costs for the Phase 3 trials of ANX007 in GA could be substantially longer and larger than we initially planned.

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

Disruptions at the FDA and other government agencies or foreign regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Similar considerations are applicable to foreign regulatory authorities.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and are conducting our Phase 3 clinical trial of ANX005 in patients with GBS exclusively at sites in Southeast Asia. We have also designed a global Phase 3 program for ANX007 in GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of real-world evidence (RWE), such as electronic health records or the collection of larger confirmatory data sets. In particular, provided that all of our studies to date for ANX005 in

GBS have been conducted exclusively at sites outside the United States, we are conducting a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from the International Guillain-Barré syndrome Outcome Study (IGOS). Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We intend to use the RWE study as part of our registration package in support of the ANX005 BLA. Conducting this RWE study may be expensive, or may result in delays of our BLA and any regulatory approval of ANX005. Any such expenses or delays may adversely impact our business and operations and may negatively impact our stock price. In addition, the results of this RWE study may not provide sufficient support of the comparability between the disease populations in the US and ex-US and thus may not be acceptable to the FDA as part of our BLA, which could adversely affect regulatory approval of ANX005.

In addition, we expect to conduct a global registrational program of ANX007 for the treatment of GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. We are in ongoing discussions with the relevant regulatory authorities. While we believe we have designed a global clinical development program that could satisfy the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or accept the data from the pivotal Phase 3 program are sufficient to warrant approval of ANX007.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to ANX007, there are two approved products for GA which may pose significant competition for ANX007, if approved. For additional information regarding our competition, see the section titled “Business—Competition” in this Annual Report on Form 10-K.

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

As of December 31, 2023, we had 71 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, as of December 31, 2023, we are a non-accelerated filer and are no longer be required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2022 and 2023 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $48.0 million of shares of our common stock as of the date of this Annual Report on Form 10-K. In addition, in July 2022 and December 2023, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of December 31, 2023, the number of shares of our common stock outstanding was 78,369,099. This number does not include 40,492,923 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We completed a study through December 31, 2023, to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that ownership changes occurred in 2011, 2014, 2020 and 2023. The Company has identified $0.1 million and $34.7 million of federal and state NOLs, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation and excluded these amounts from deferred tax asset balances as of December 31, 2023. Federal NOLs of $321.9 million and state and local NOLs of $71.3 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2023.

Our ability to use NOLs, research and development credit carryforwards and other tax attributes to reduce future taxable income and tax liabilities may be further limited as a result of shifts in our stock ownership subsequent to December 31, 2023. As a result, even if we attain profitability, our ability to use our pre-change NOLs or other pre-change tax attributes to offset United States federal and state taxable income may be subject to further limitations.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, or availability of our information technology systems or data, and those maintained on our behalf, could lead to adverse consequences that materially adversely affect our business, including, without limitation, regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, loss of customers or sales, fines and penalties or lawsuits.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and the third parties upon which we rely process sensitive data. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise; there can, however, be no assurance that these measures will be effective. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our sensitive data. Our information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to and have experienced attack, damage and interruption from cyber-attacks, malicious internet-based activity, online and offline fraud, computer viruses, malware (e.g., ransomware), credential stuffing, credential harvesting, supply-chain attacks, natural disasters, fire, terrorism, war, telecommunication and electrical failures, attacks enhanced or facilitated by AI, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify), attachments to emails, fraud, personnel misconduct or error, server malfunctions, software or hardware failures, loss or theft of data or information technology assets, unauthorized access or use, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

The risk of a security breach or disruption, particularly through cyber-attacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access sensitive data also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss or other compromise of sensitive data. As a result of any global health crisis such as the COVID-19 pandemic and continued hybrid working environment, we may also face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our personnel who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities or other weaknesses. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. Our third-party service providers have experienced and may experience in the future a security incident or other interruption. For example, one of our third-party drug component suppliers experienced a cyber-attack, which did not materially impact our operations. In addition, in 2024, one of our vendors experienced a cyber-attack which resulted in our access to the third-party system being unavailable to us for a brief period of time before being restored. We continue to monitor the incident and have implemented mitigating procedures designed to limit any potential impacts on our operations. These types of incidents have and could lead to business interruption and additional costs. Any significant system failure, accident or security breach and resulting interruptions in our operations or our critical third parties’ operations could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems and sensitive data, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Any security compromise affecting us or the third parties upon which we rely, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of sensitive data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws or other obligations, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation (including class claims) and other potential liability, which could materially adversely affect our business, results of operations and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Actual or perceived failure to comply with applicable data protection laws, regulations, standards, contractual obligations and other requirements related to data privacy and security could lead to government enforcement actions and civil or criminal penalties, private litigation (including class actions) or adverse publicity and otherwise could negatively affect our results of operations and business.

In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, sensitive data). Our data processing activities actually or may subject us to numerous privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. The laws and regulations that may affect our ability to operate include, but may not be limited to:

•
the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (“HIPAA”), which imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. Depending on the facts and circumstances, however, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;
•
the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered businesses to provide certain disclosures in privacy notices to California residents, including consumers, business representatives, and employees, and requires businesses honor certain requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per intentional violation, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact our business activities depending on how it is interpreted. Further, the amendments to the CCPA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging; and
•
foreign data protection laws, including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom GDPR (“UK GDPR”), which contain provisions specifically directed at the processing of health data and, more broadly, imposes significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines for noncompliance of up to €20 million under the EU GDPR (£17.5 million under the UK GDPR) or 4% of annual global revenue of the noncompliance company, whichever is greater. Noncompliance with the EU and UK GDPR could also result in private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. These laws such as the EU and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal data of data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the EU and UK GDPR regulate transfers of personal data subject to the EU and UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other relevant countries. If there were no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Moreover, failure or perceived failure to comply with the EU GDPR and/or the UK GDPR, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines and affect our compliance with contracts entered into with our partners, collaborators and other third parties.

In addition to data privacy and security laws, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could materially and adversely affect our business, financial condition, results of operations and prospects. We also publish policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Although we work to comply with applicable privacy and data security laws, regulations and standards, contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Compliance with these data protection obligations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use, disclose and otherwise process personal data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Any actual or perceived failure to comply by us or our personnel, representatives, contractors, consultants, collaborators, or other third parties could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, additional reporting requirements and/or oversight, bans on processing personal data (including clinical trial data), orders to destroy or not use personal data, private litigation (including class claims) or adverse publicity and could otherwise negatively affect our results of operations and business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented a risk-based approach designed to identify, assess and manage cybersecurity threats that could materially affect our business and information systems. We attempt to identify and assess risks from cybersecurity threats by evaluating our threat environment using various methods including, for example: maintaining manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, and completing third-party cybersecurity threat assessments.

We use cybersecurity consultants and penetration testing firms in an effort to identify, assess, and manage material risks from cybersecurity threats. We use third-party service providers in various elements to our business operations such as data hosting providers. To help manage cybersecurity risks associated with our use of third-party service providers, we primarily engage with industry-preferred service providers, and we also contractually require service providers with access to personal, confidential, or proprietary information to maintain data security controls and practices.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, or availability of our information technology systems or data, and those maintained on our behalf, could lead to adverse consequences that materially adversely affect our business, including, without limitation, regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, loss of customers or sales, fines and penalties or lawsuits.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee is responsible for advising on the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and risk management processes are managed by certain Company management, including our CFO (who has prior experience in strategic business operations). Our CFO has supervisory responsibility over IT and cybersecurity functions. Our Company management is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, helping prepare for and respond to cybersecurity incidents, and reviewing security assessments and other security-related reports. Our incident response team is responsible for remediating cybersecurity incidents of which they are notified.

We maintain a cybersecurity policy, reviewed with our audit committee, which is designed to address cybersecurity risks to the Company (including by escalating certain cybersecurity incidents to members of management and the board of the audit committee, in each case depending on the circumstances). We also maintain incident response procedures designed to assist the Company in responding to cybersecurity incidents.

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

Stockholders

As of the date of this Annual Report on Form 10-K, there were 28 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On July 23, 2020, our registration statement on Form S-1, as amended (Registration No. 333-239647), was declared effective in connection with our initial public offering. As of December 31, 2023, all of the proceeds from the initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a new class of complement medicines for people living with devastating inflammatory-related diseases. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration in a pivotal Phase 3 clinical trial for the potential treatment of patients with GBS. GBS is a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis, with no therapies in the U.S. approved by the Food and Drug Administration, or FDA. We believe maximum suppression of C1q and the classical cascade early in the disease process may act to rapidly prevent complement-mediated nerve damage and irreversible neurological disability. In a prior placebo-controlled proof-of-concept trial, a single dose of ANX005 showed rapid and consistent improvement in muscle strength that translated into observable gains in health status, including a reduction in the need of mechanical ventilation, as well as a reduction in nerve damage and clinical function. We completed enrollment of 241 patients in our ongoing placebo-controlled Phase 3 GBS trial, and data are anticipated in the second quarter of 2024. We intend to establish comparability of the GBS patient population in our Phase 3 trial with patients from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, a global, prospective, observational, multicenter cohort study that has enrolled 2,000 patients who were followed for one to three years. We have initiated a real-world evidence, or RWE, comparability protocol with IGOS with data anticipated in the first half of 2025 to support our Biologics License Applications, or BLA, submission. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, into a pivotal Phase 3 program for the potential treatment of patients with GA. GA is the leading cause of vision loss in the elderly, that affects an estimated eight million people globally. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity, a key driver of GA, and the loss of photoreceptor neurons. In a randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER clinical trial of 270 patients with GA, ANX007 was the first and only program to show statistically significant and consistent protection against vision loss in a broad population of patients with GA, measured by best corrected visual acuity, or BCVA, ≥15-letter loss, the widely accepted and clinically meaningful functional endpoint. While the primary endpoint of rate of lesion growth did not reach statistical significance, evaluating the first and second six months of ANX007 treatment showed a greater effect on lesion size with time, suggesting that lesion growth may slow with longer treatment with ANX007. In December 2023, we announced FDA alignment on a Phase 3 registration program for ANX007 in GA using, for the first-time, the prevention of ≥15-letter loss of BCVA as the primary outcome measure. We plan to initiate the Phase 3 ARCHER II trial in mid-2024, a global sham-controlled trial designed to confirm the results from the Phase 2 ARCHER trial. We also plan to initiate the Phase 3 ARROW trial in late 2024, an injection-controlled head-to-head study against SYFOVRE® (pegcetacoplan injection) with the potential to underscore ANX007’s unique mechanism of action and critical differentiation on visual function. ANX007 is the first therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity that support its advancement. We plan to advance a tablet formation of ANX1502 into a proof-of-concept study designed to assess PD and efficacy in patients with cold agglutinin disease, or CAD, in the first half of 2024, with data expected in the second half of 2024. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in additional serious complement-mediated autoimmune diseases with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic conditions.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $134.2 million and $141.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $572.5 million and cash and cash equivalents and short-term investments of $259.7 million.

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
•
contract manufacturing costs to produce clinical trial materials and commercial materials to support any biologics license applications (BLA) to the FDA; and
•
laboratory supplies and materials.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$113,756	$112,501	$1,255	1%
General and administrative	29,967	33,098	(3,131)	(9%)
Total operating expenses	143,723	145,599	(1,876)	(1%)
Loss from operations	(143,723)	(145,599)	1,876	1%
Interest and other income, net	9,486	3,652	5,834	160%
Net loss	$(134,237)	$(141,947)	$7,710	5%

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$41,456	$53,322	$(11,866)	(22%)
Consulting and professional services	8,347	7,416	931	13%
Contract manufacturing	22,598	15,108	7,490	50%
Laboratory supplies and materials	1,453	1,765	(312)	(18%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	33,868	29,625	4,243	14%
Facilities and depreciation	5,009	4,365	644	15%
Other	1,025	900	125	14%
Total research and development expenses	$113,756	$112,501	$1,255	1%

Research and development expenses increased by $1.3 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase of $7.5 million in contract manufacturing expenses, related to ANX005 clinical supply, increase in compensation and personnel-related expenses of $4.2 million, and increase in consulting and professional services costs of $0.9 million supporting multiple programs partially offset by direct clinical outside services costs decreasing by $11.9 million primarily due to completion of the Phase 2 ARCHER trial in GA in 2023.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$16,404	$17,189	$(785)	(5%)
Consulting and professional services	9,738	12,219	(2,481)	(20%)
Facilities and depreciation	1,946	2,152	(206)	(10%)
Other	1,879	1,538	341	22%
Total general and administrative expenses	$29,967	$33,098	$(3,131)	(9%)

General and administrative expenses decreased by $3.1 million, or 9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a reduction of $2.5 million in consulting and professional services costs for accounting, legal and audit fees, and directors’ and officers’ insurance. Compensation and personnel-related expenses decreased by $0.8 million due to a decrease in headcount.

Interest and other income, net

Interest and other income increased by $5.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of December 31, 2023, we had available cash and cash equivalents and short-term investments of $259.7 million and an accumulated deficit of $572.5 million.

Cash Flows

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(121,142)	$(116,309)
Net cash provided by investing activities	70,703	58,443
Net cash provided by financing activities	135,524	122,908
Increase in cash, cash equivalents and restricted cash	$85,085	$65,042

Net Cash Used In Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $121.1 million, which consisted of a net loss of $134.2 million and a net change of $5.8 million in our operating assets and liabilities, partially offset by $18.9 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $18.2 million, depreciation and amortization of $2.1 million, and reduction in the carrying amount of right-of-use assets of $1.1 million, partially offset by accretion of discount on available-for-sale securities of $2.6 million.

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

Net Cash Provided By Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $70.7 million, which consisted of $179.0 million of proceeds from maturities of available-for-sale securities, partially offset by $108.1 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash provided by investing activities for the year ended December 31, 2022 was $58.4 million, which consisted of $178.2 million of proceeds from maturities of available-for-sale securities, partially offset by $113.2 million of purchases of available-for-sale securities and $6.5 million of tenant improvement costs associated with our lease in Brisbane, California.

Net Cash Flows Provided By Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $135.5 million, which consisted of $117.5 million of net proceeds from the issuance of common stock and pre-funded warrants, $17.5 million of net proceeds from the issuance of common stock to a related party under our at-the-market offering program and $0.6 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Cash provided by financing activities for the year ended December 31, 2022 was $122.9 million, which consisted of $122.5 million of net proceeds from issuance of common stock, common warrants and pre-funded warrants, and $0.4 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements related to currently ongoing clinical trials into mid-2026. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

2023 Financing

In December 2023, we raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of our common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant.

As of December 31, 2023, pre-funded warrants to purchase up to 18,379,861 shares of common stock remained outstanding from the 2023 financing.

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of

$5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations.

In 2023, we issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of December 31, 2023, pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock remained outstanding from the 2022 financing.

2021 At-the-Market (ATM) Program

In August 2021, we entered into a sales agreement with TD Cowen as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During 2023, we sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for net proceeds of approximately $17.5 million after deducting commissions paid to TD Cowen as sales agent. Subsequent to December 31, 2023 and through the date of this Annual Report on Form 10-K, net proceeds of approximately $32.3 million were raised as a result of the sale of shares of our common stock through the 2021 ATM program. As of December 31, 2023, and as of the date of this Annual Report on Form 10-K, approximately $82.0 million and $48.9 million, respectively, remained available for the offer and sales of shares of common stock under the 2021 ATM program.

2024 ATM Program

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of the date of this Annual Report on Form 10-K, we have not made any sales under the 2024 ATM program.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Pre-funded warrants

As discussed in Note 6 to the consolidated financial statements, in December 2023 the Company closed a financing transaction which included the issuance of common stock and pre-funded warrants to purchase its common stock. Upon issuance, the pre-funded warrants were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $52.9 million.

We identified the balance sheet classification of the pre-funded warrants issued as part of the December 2023 financing transaction as either liabilities or equity as a critical audit matter. Subjective auditor judgment was required in the evaluation of the balance sheet classification of the pre-funded warrants due to certain provisions included within the warrant agreement.

The following are the primary procedures we performed to address this critical audit matter. We obtained and inspected the pre-funded warrant agreement to identify key terms and conditions within the agreement that were relevant to the balance sheet classification determination. We obtained and assessed the Company’s technical accounting analysis to evaluate whether the Company had considered those key terms and conditions of the pre-funded warrant agreement. We evaluated the Company’s interpretation and application of the relevant accounting literature, including consideration of the settlement provisions unique to the pre-funded warrants.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 26, 2024

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$225,110	$140,020
Short-term investments	34,606	102,637
Prepaid expenses and other current assets	4,144	5,441
Total current assets	263,860	248,098
Restricted cash	1,032	1,032
Property and equipment, net	14,773	16,838
Operating lease right-of-use assets	18,009	19,128
Total assets	$297,674	$285,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,487	$7,416
Accrued liabilities	10,235	13,448
Operating lease liabilities, current	2,165	1,316
Other current liabilities	41	180
Total current liabilities	17,928	22,360
Operating lease liabilities, non-current	29,190	31,542
Total liabilities	47,118	53,902
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 78,369,099 and 47,722,995 shares issued and outstanding as of December 31, 2023 and 2022, respectively	78	48
Additional paid-in capital	823,029	669,780
Accumulated other comprehensive loss	(52)	(372)
Accumulated deficit	(572,499)	(438,262)
Total stockholders’ equity	250,556	231,194
Total liabilities and stockholders’ equity	$297,674	$285,096

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$113,756	$112,501
General and administrative	29,967	33,098
Total operating expenses	143,723	145,599
Loss from operations	(143,723)	(145,599)
Interest and other income, net	9,486	3,652
Net loss	$(134,237)	$(141,947)
Net loss per share, basic and diluted	$(1.77)	$(2.60)
Weighted-average shares used in computing net loss per share, basic and diluted	75,673,081	54,673,572

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(134,237)	$(141,947)
Other comprehensive gain (loss):
Foreign currency translation adjustment	5	1
Unrealized gain (loss) on available-for-sale securities	315	(193)
Comprehensive loss	$(133,917)	$(142,139)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	38,560,854	$39	$528,365	$(180)	$(296,315)	$231,909
Stock-based compensation	—	—	18,516	—	—	18,516
Stock option exercises	15,364	—	80	—	—	80
Issuance of common stock, pre-funded warrants and common warrants, net of issuance costs of $7,988	9,013,834	9	122,479	—	—	122,488
Issuance of common stock per Employee Stock Purchase Plan purchase	121,126	—	340	—	—	340
Restricted stock vested in the period	11,817	—	—	—	—	—
Other comprehensive loss	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	(141,947)	(141,947)
Balances as of December 31, 2022	47,722,995	48	669,780	(372)	(438,262)	231,194
Stock-based compensation	—	—	18,183	—	—	18,183
Stock option exercises	76,888	—	145	—	—	145
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Issuance of common stock and pre- funded warrants, net of issuance cost of $8,014	25,035,000	25	116,977	—	—	117,002
Issuance of common stock per Employee Stock Purchase Plan purchase	133,105	—	479	—	—	479
Restricted stock vested in the period	172,096	—	—	—	—	—
Other comprehensive gain	—	—	—	320	—	320
Net loss	—	—	—	—	(134,237)	(134,237)
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(134,237)	$(141,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,148	2,106
Accretion of (discount) premium on available-for-sale securities	(2,550)	73
Stock-based compensation	18,183	18,516
Reduction in the carrying amount of right-of-use assets	1,119	1,205
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,352	(463)
Accounts payable	(2,077)	(287)
Accrued liabilities	(3,438)	6,178
Operating lease liabilities	(1,503)	(1,731)
Other current liabilities	(139)	41
Net cash used in operating activities	(121,142)	(116,309)
Investing activities:
Purchases of property and equipment	(193)	(6,526)
Purchases of available-for-sale securities	(108,088)	(113,197)
Proceeds from maturities of available-for-sale securities	178,984	178,166
Net cash provided by investing activities	70,703	58,443
Financing activities:
Proceeds from the exercise of common stock options	90	80
Proceeds from Employee Stock Purchase Plan purchases	479	340
Proceeds from the issuance of common stock, pre-funded warrants and common warrants, including related party of $17,995 and $9,500 for the years ended December 31, 2023 and 2022, respectively	17,995	130,476
Proceeds from the issuance of common stock, pre-funded warrants and common warrants, including related party of $948, net of commissions	117,515	—
Payment of financing costs	(555)	(7,988)
Net cash provided by financing activities	135,524	122,908
Increase in cash, cash equivalents and restricted cash	85,085	65,042
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	1
Cash, cash equivalents and restricted cash
Beginning of period	141,052	76,009
End of period	$226,142	$141,052
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$4,728	$10,078
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$483	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$110

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2023, had an accumulated deficit of $572.5 million and cash and cash equivalents and short-term investments of $259.7 million.

The Company has historically funded its operations through the issuance of shares of its common stock and warrants. Based on projected activities, management projects that existing cash and cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. The Company’s future viability beyond that point is dependent on its ability to achieve development milestones and obtain additional funding. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years. There are uncertainties associated with the Company’s ability to (1) obtain additional equity or debt financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs and its business could be materially harmed.

2.
Basis of Presentation and Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Management evaluates its estimates, including but not limited to the fair value of investments, operating lease right-of-use assets and liabilities, valuation of deferred tax assets and uncertain tax positions (including valuation allowance), clinical trial accruals and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds and short-term government bonds, are stated at fair value.

Restricted cash as of December 31, 2023 relates to the letters of credit established for the Company’s office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash	$8,488	$570
Cash equivalents	216,622	139,450
Cash and cash equivalents	225,110	140,020
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$226,142	$141,052

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Company’s pre-funded and common warrants are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants. As of December 31, 2023, there were pre-funded warrants to purchase up to 40,492,923 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock outstanding.

Research and Development Expense

Research and development expenses consist primarily of direct and indirect costs incurred for the development of the Company’s product candidates.

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials and commercial materials to support future biologics license applications (BLA) to the FDA, and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel-related expenses (including stock-based compensation), (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share because the effects of potentially dilutive securities are antidilutive.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,933	$—	$—	$143,933
Government bonds	Level 2	72,689	—	—	72,689
Short-term investments:
Government bonds	Level 2	34,596	10	—	34,606
Total assets		$251,218	$10	$—	$251,228

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$139,450	$—	$—	$139,450
Short-term investments:
Commercial paper	Level 2	42,467	—	(82)	42,385
Corporate bonds	Level 2	35,638	14	—	35,652
Government bonds	Level 2	24,804	—	(204)	24,600
Total assets		$242,359	$14	$(286)	$242,087

All of the investments held as of December 31, 2023 had original maturities of less than two years. As of December 31, 2023, all of the investments are scheduled to mature in 12 months.

For the years ended December 31, 2023 and 2022, the Company recognized no material realized gains or losses on financial instruments.

4.
Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development costs	$2,617	$3,805
Prepaid insurance	704	755
Other prepaid expenses	760	678
Other current assets	63	203
Total prepaid expenses and other current assets	$4,144	$5,441

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$17,245	$17,231
Laboratory equipment	1,832	1,764
Furniture and fixtures	692	692
Computer equipment and software	33	34
Total property and equipment, gross	19,802	19,721
Less: accumulated depreciation	(5,029)	(2,883)
Total property and equipment, net	$14,773	$16,838

Total depreciation expense recognized for each of the years ended December 31, 2023 and 2022 was $2.1 million.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expenses	$4,027	$7,720
Accrued compensation	5,607	5,299
Accrued professional services	501	394
Other accrued expenses	100	35
Total accrued liabilities	$10,235	$13,448

5.
Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years starting from December 2021 through November 2023, for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was $2.0 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the operating lease right-of-use assets were $18.0 million and lease liabilities were $31.4 million in the consolidated balance sheet. The weighted average remaining lease term is 7.8 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the years ended December 31, 2023 and 2022 was $2.3 million and $2.1 million, respectively. Variable lease payments for the years ended December 31, 2023 and 2022 were $1.5 million and $1.0 million, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2023 were as follows:

(in thousands)
2024	$4,893
2025	5,065
2026	5,242
2027	5,425
2028 and thereafter	22,600
Total undiscounted lease payments	43,225
Less: Imputed interest	(11,870)
Total	$31,355

License and Other Agreements

In November 2011, the Company entered into an exclusive licensing agreement, or the Stanford Agreement, with The Board of Trustees of the Leland Stanford Junior University, or Stanford, whereby the Company was granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. Under the Stanford Agreement, the Company made an upfront payment and is obligated to pay Stanford annual license maintenance fees, potential future milestone payments totaling up to $0.5 million, and royalty payments at a rate equal to a low single-digit percentage of worldwide net sales of licensed products. The Company did not achieve any milestones or make any milestone payments for the years ended December 31, 2023 and 2022.

In December 2016, the Company entered into a Sponsored Research Agreement with a not-for-profit entity to perform research on multiple sclerosis. The Sponsored Research Agreement was amended in March 2019. Under the terms of the Sponsored Research Agreement, as amended, the Company may receive up to $0.7 million in funding. If, within 15 years of the end of the Sponsored Research Agreement, the Company files a marketing authorization application for a product treating multiple sclerosis, the Company will be obligated to pay milestone payments up to four times the amounts received under the Sponsored Research Agreement. The Company has received $0.6 million in funding to date, which was recorded as interest and other income. The Company recognized no income during the years ended December 31, 2023 and 2022.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.
Stockholder’s Equity

2023 Financing

In December 2023, the Company raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of the Company’s common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. An entity related to one of the Company’s directors participated in the public offering and purchased 350,000 shares of common stock for an aggregate price of approximately $1.0 million. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $52.9 million.

As of December 31, 2023, pre-funded warrants to purchase up to 18,379,861 shares of common stock remained outstanding from the 2023 financing.

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

In 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of December 31, 2023, pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock remained outstanding from the 2022 financing.

2021 At-the-Market (ATM) Program

In August 2021, the Company entered into a sales agreement with TD Cowen as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During 2023, the Company sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for net proceeds of approximately $17.5 million after deducting commissions paid to TD Cowen as sales agent. Subsequent to December 31, 2023 and through the date of issuance of these financial statements, net proceeds of approximately $32.3 million were raised as a result of the sale of shares of the Company’s common stock through the 2021 ATM program. As of December 31, 2023, and as of the date of issuance of these financial statements, approximately $82.0 million and $48.9 million, respectively, remained available for the offer and sales of shares of common stock under the 2021 ATM program.

2024 ATM Program

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of the date of issuance of these financial statements, the Company has not made any sales under the 2024 ATM program.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2023, no dividends had been declared by the board of directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2023	2022
Stock options issued and outstanding	9,208,970	8,152,093
Stock options reserved for 2020 Incentive Award Plan	1,988,340	478,109
Unvested restricted stock units outstanding	495,579	550,236
Common stock reserved for 2021 ATM program	2,619,471	5,265,929
Common stock reserved for Employee Stock Purchase Plan	1,338,381	994,257
Common stock reserved for 2022 Employment Inducement Award Plan	758,084	1,610,600
Common stock reserved for pre-funded warrants	40,493,510	24,696,206
Common stock reserved for common warrants	8,427,508	8,427,508
Total common stock reserved	65,329,843	50,174,938

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2023 and 2022, there were 1,988,340 and 478,109 shares available for issuance under the 2020 Plan, respectively.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of December 31, 2023 and 2022, there were 758,084 and 1,610,600 shares available for issuance under the Inducement Plan, respectively.

Stock options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	8,152,093	$11.92	8.09	$3,329
Stock options granted	2,602,050	$5.17
Stock options exercised	(76,888)	$1.89
Stock options forfeited	(1,468,285)	$10.61
Balances as of December 31, 2023	9,208,970	$10.31	7.53	$2,930
Exercisable as of December 31, 2023	5,083,778	$12.10	6.64	$1,299

The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.3 million and $11,500, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2023 and 2022 was $3.72 and $3.94 per share, respectively.

As of December 31, 2023, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $23.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.1 years.

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

A summary of RSU activity under our equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	550,236	$5.58
Granted	249,615	5.95
Vested	(172,096)	5.73
Cancelled	(132,176)	5.67
Unvested as of December 31, 2023	495,579	$5.69

As of December 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2023, 1,338,381 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2023 and 2022.

The stock-based compensation expense related to the ESPP for the years ended December 31, 2023 and 2022 was $0.3 million and $0.1 million, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$8,878	$8,874
General and administrative	9,305	9,642
Total stock-based compensation expense	$18,183	$18,516

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2023	2022
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected volatility	81.20% - 82.40%	78.80% - 85.90%
Risk-free interest rate	3.47% - 4.85%	1.49% - 4.19%
Dividend yield	—	—

8.
Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(134,233)	$(141,939)
Foreign	(4)	(8)
Loss before income taxes	$(134,237)	$(141,947)

For each of the years ended December 31, 2023 and 2022, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax provision at U.S. statutory rate	$(28,190)	$(29,809)
Stock-based compensation	1,343	1,252
Research and development tax credits	(3,883)	(2,836)
Change in valuation allowance	29,066	30,148
Section 162(m) compensation	1,594	1,110
Other	70	135
Provision for income taxes	$—	$—

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$70,996	$63,551
Research and development credits	16,070	11,095
Other intangibles	3	4
Accruals and reserves	1,074	974
Stock-based compensation	5,185	4,551
Capitalized research and development	36,568	19,744
Lease liabilities	6,610	6,946
Total gross deferred tax assets	136,506	106,865
Less: valuation allowance	(130,939)	(100,778)
Total deferred tax assets, net	$5,567	$6,087

Deferred Tax Liabilities:
Fixed assets	$(1,771)	$(2,043)
Right-of-use assets	(3,796)	(4,044)
Total gross deferred tax liabilities	(5,567)	(6,087)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had $321.9 million of federal and $71.3 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, federal NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company has $278.8 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2023, the Company had approximately $15.7 million of federal and $8.0 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $30.2 million and $31.6 million for the years ended December 31, 2023 and 2022, respectively. The changes in the 2023 valuation allowance were primarily due to the addition of capitalized research and development costs, current year loss carryforwards and research and development credits. The changes in the 2022 valuation allowance were primarily due to the addition of the current year loss carryforwards and research and development credits.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2023. Federal net operating loss carryforwards of $321.8 million and state and local net operating loss carryforwards of $36.6 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2023. The Company has identified $0.1 million and $34.7 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $3.7 million that will not be able to be utilized due to ownership change limitation; these amounts have been excluded from the deferred tax assets table above. Further ownership changes subsequent to December 31,2023 may be identified which could result in limitations to the amount of net operating losses and credits which may be utilized prior to expiration.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$2,726	$1,794
Additions based on tax positions related to prior year	189	—
Additions based on tax positions related to current year	1,055	932
Ending balance	$3,970	$2,726

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the years ended December 31, 2023 and 2022. The Company files income tax returns in the United States, California, Georgia, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Pennsylvania, Tennessee, Texas and Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2023 remain effectively open for examination by the Internal Revenue Service and most state tax authorities because of net operating losses and credit carryovers.

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

9.
Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 40,492,923 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	9,208,970	8,152,093
Shares subject to Employee Stock Purchase Plan	17,200	46,297
Unvested restricted stock units	495,579	550,236
Common warrants	8,427,508	8,427,508
Total	18,149,257	17,176,134

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business affairs are managed under the direction of our board of directors (“Board”), which is currently composed of seven members. Six of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

Directors and Executive Officers

The following table sets forth the names, ages as of March 1, 2024, and certain other information for our executive officers and each of our directors.

Name	Age	Position
Executive Officers
Douglas E. Love, Esq.	56	President, Chief Executive Officer and Class III Director
Rick Artis, Ph.D.	63	EVP & Chief Scientific Officer
Ted Yednock, Ph.D.	66	EVP & Chief Innovation Officer
Jennifer Lew	51	EVP& Chief Financial Officer
Michael Overdorf	54	EVP& Chief Business Officer
Jamie Dananberg, M.D.	66	EVP & Chief Medical Officer

Name	Class	Age	Position	Current Term Expires
Non-Employee Directors
Thomas G. Wiggans (2) (3)	Class III	72	Chair of the Board	2026
William H. Carson, M.D.(2)(4)	Class I	65	Director	2024
Jung E. Choi(2)(4)	Class II	54	Director	2025
Bettina M. Cockroft, M.D.(1)(4)	Class III	57	Director	2026
Muneer A. Satter(1) (3)	Class I	63	Director	2024
William D. Waddill (1) (3)	Class II	66	Director	2025

__________________

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Science and Technology Committee

Executive Officers

Douglas E Love has served as our President and Chief Executive Officer (“CEO”) and a member of our Board since December 2014 with extensive business and legal leadership experience in biotech. Prior to joining us, from 2008 to April 2013, he served as Head of Operations & Strategic Alliances for Elan Pharmaceuticals, Inc., a biopharmaceutical company, where he led the Tysabri® multiple sclerosis franchise. Mr. Love also led Elan’s Alzheimer’s Immunotherapy Program, which was licensed to Johnson & Johnson, as well as Elan’s global Commercial, Medical Affairs and Alliance Management groups. Prior to joining Elan, Mr. Love served as an associate at the law firm Orrick, Herrington & Sutcliffe LLP, as Corporate Counsel at Amgen, Inc., and as Section Corporate Counsel at Genentech, Inc., where he led the BioOncology Healthcare Law Group. Mr. Love holds a J.D. with great distinction from McGeorge School of Law, and a B.S. in business administration from the University of Southern California. We believe that Mr. Love is qualified to serve on our Board due to the valuable expertise and perspective he brings in his capacity as our President and CEO and because of his extensive experience and knowledge of our industry.

Rick Artis has served as our Executive Vice President and Chief Scientific Officer since January 2023. Dr. Artis most recently served as chief scientific officer at Octant, Inc. from December 2021 to January 2023, a privately-held data-driven therapeutics company. Prior to Octant, Mr. Artis served as our Senior Vice President, Chemistry from

October 2016 to December 2021, where he led the efforts on small molecule classical complement inhibitors that resulted in the nomination of ANX1502 as a development candidate. Prior to that, Dr. Artis served as Senior Vice President, Research at Elan, Vice President, Lead Generation at Plexxikon Inc. and held positions of increasing responsibility at Genentech, Inc. and Syntex (USA) Inc. He has co-authored over 45 papers, been recognized as a co-inventor on 45 issued U.S. patents and made direct contributions to seven molecules that have reached various stages of clinical development, including two that have received marketing approval. He received a B.S. in chemistry from the University of California, Berkeley, and a Ph.D. in organic chemistry from Yale University.

Ted Yednock served as our Executive Vice President and Chief Scientific Officer from 2013 until October 2021 when he became our Chief Innovation Officer and as the chair of our Scientific Advisory Board since November 2023. Prior to joining us, Dr. Yednock was chief scientific officer for Prothena Corporation plc, a publicly-held biotechnology company spun out from Elan and served in several roles of increasing responsibility from 1996 to 2013 at Elan, a biopharmaceutical company, including Head of Global Research from 2007 to 2013. From 1990 to 1996, Dr. Yednock was a scientist at Athena Neurosciences, Inc., a privately-held pharmaceutical company. While at Athena, he was the scientific inventor of Tysabri®, a monoclonal antibody for the treatment of multiple sclerosis. In addition to his work in multiple sclerosis, Dr. Yednock has contributed to the invention or progression of numerous drugs in the areas of Alzheimer’s disease, Parkinson’s disease, amyloidosis, rheumatoid arthritis, psoriasis and Crohn’s disease. Dr. Yednock received a B.S. in Biology and Chemistry from the University of Illinois and a Ph.D. in Anatomy and Cell Biology from the University of California, San Francisco.

Jennifer Lew has served as our Executive Vice President and Chief Financial Officer (“CFO”) since June 2019. She previously served in various leadership roles at Aduro Biotech, Inc. from October 2013 to May 2019, most recently serving as its chief financial officer between January 2018 and May 2019. Prior to that, Ms. Lew served as Vice President of Finance and Principal Accounting Officer at Dynavax Technologies Corporation and held various roles overseeing accounting and finance operations from 2004 to October 2013. Prior to Dynavax, Ms. Lew held positions as Assistant Controller and Director of Finance at QRS Corporation, a publicly-held technology company, from 2000 to 2004. Ms. Lew began her career at Ernst & Young LLP from 1994 to 1999. Ms. Lew has served as a member of the board of directors of Boundless Bio, Inc. since January 2022. She received a B.A. in Economics/Accounting and Government from Claremont McKenna College and is a Certified Public Accountant (inactive status).

Michael Overdorf has served as our Executive Vice President and Chief Business Officer since July 2020. Prior to joining Annexon, from 2001 to 2020, Mr. Overdorf held various executive leadership roles at Eli Lilly and Company, most recently in Corporate Business Development and Corporate Strategy where he led teams focused on accessing innovative medicines and led the development and execution of the company’s global strategy. Mr. Overdorf also served as a Global Biologics Platform Team Leader, leading two Phase 3 clinical development teams working on biologic molecules targeting autoimmune diseases and as the Chief Operating Officer of the Bio-Medicines Business Unit of Eli Lilly. Mr. Overdorf also held multiple commercial leadership roles at Eli Lilly, including Chief Marketing Officer of the United Kingdom and General Manager of the Czech & Slovak Republics. Mr. Overdorf is an adjunct lecturer in Medicine in the Division of Clinical Pharmacology at the Indiana University School of Medicine. Mr. Overdorf received a B.A. in Economics from Wabash College and an MBA from Harvard Business School.

Jamie Dananberg has served as our Executive Vice President and Chief Medical Officer since July 2023. He previously served as Chief Medical Officer at UNITY Biotechnology, Inc., from January 2016 to April 2023, where he helped build the medical and broader development organization. Prior to UNITY, he served as Executive Vice President at Takeda Pharmaceutical Company Limited, and before that, spent 16 years at Eli Lilly bringing more than 100 programs from discovery to development, leading and supporting efforts through all phases, including the launches of multiple commercial products. Dr. Dananberg started his career practicing medicine in endocrinology and metabolism and ran a basic science laboratory at the University of Michigan. He received his B.S. and M.D. degrees from Tufts University.

Non-Employee Directors

Thomas G. Wiggans has served as a member of our Board since February 2017 and chair of our Board since February 2021. Mr. Wiggans founded Dermira, Inc., a publicly-held pharmaceutical company, in August 2010 and served as its chief executive officer from September 2010 to February 2020 and chair of its board of directors from

October 2014 until its acquisition by Eli Lilly in February 2020. Mr. Wiggans has served as a member of the board of directors of CymaBay Therapeutics, Inc., a publicly held clinical-stage biopharmaceutical company, since April 2021. Mr. Wiggans has also served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Forma Therapeutics Holdings, Inc., from 2020 until its acquisition by Novo Nordisk in October 2022, Onyx Pharmaceuticals from March 2005 until its acquisition by Amgen Inc. in October 2013, Sangamo Biosciences, Inc. from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012 and as chair of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer, Inc. in December 2011. From October 2007, Mr. Wiggans served as chair of the board of directors of Peplin, Inc. and in July 2007, he became its chief executive officer when he served until Peplin’s acquisition by LEO Pharma A/S 2009. Previously, Mr. Wiggans served as chief executive officer of Connetics Corporation from July 1994, and as chair of the board of directors of Connetics from January 2006, until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of Cyto Therapeutics Inc. From 1980 to 1992, Mr. Wiggans served at Ares-Serono S.A. in various management positions including President of its United States pharmaceutical operations and Managing Director of its United Kingdom pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly. In addition, Mr. Wiggans is a member of the board of trustees of the University of Kansas Endowment Association. Mr. Wiggans received a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. We believe that Mr. Wiggans is qualified to serve on our Board due to his extensive experience as an executive and a board member of biotechnology and pharmaceutical companies.

William H. Carson has served as a member of our Board since February 2022. Dr. Carson was the chair of the board of directors of Otsuka Pharmaceutical Development & Commercialization, Inc., a privately-held healthcare company, from January 2020 through March 2023. From 2002 to 2019, Dr. Carson held various executive leadership roles at Otsuka, most recently as president and chief executive officer from 2010 to 2019. Before that, he worked at the Pharmaceutical Research Institute at Bristol Myers Squibb from 1998 to 2002. He was on faculty at the Medical University of South Carolina in the Department of Psychiatry and Behavioral Sciences from 1988 to 1998. Dr. Carson was the board chair of Decibel Therapeutics, Inc., a publicly-held clinical-stage biotechnology company from June 2021 until it was acquired by Regeneron in September 2023. He is also a member of the board of directors of Excision Biotherapeutics, Inc. and Lutron Electronics. He previously served on the boards of Saama Technologies, Inc., a privately-held clinical analytics company, and Prevail Therapeutics, Inc., a publicly-held biotechnology company, until its acquisition by Eli Lilly & Company, and of Internet2, a not-for-profit United States computer networking consortium. Dr. Carson is also chair of the Sozosei Foundation, the philanthropic arm of Otsuka Americ Pharmaceutical, Inc., and Board Chair Emeritus of the Sphinx Organization, which is dedicated to diversity in the arts. Dr. Carson received a B.A. in History and Science from Harvard College and an M.D. from Case Western Reserve University School of Medicine, followed by his residency in psychiatry at Tufts/New England Medical Center. We believe Dr. Carson is qualified to serve on our Board due to his educational background and his decades of experience in the biotechnology field.

Jung E. Choi has served as a member of our Board since June 2020. From April 2015 until April 2023, Ms. Choi served as chief business and strategy officer of Global Blood Therapeutics, Inc., a biopharmaceutical company that was acquired by Pfizer Inc. in October 2022, responsible for corporate strategy, business development, R&D portfolio strategy and program management, patient advocacy and government affairs. From April 2014 to March 2015, Ms. Choi served as senior vice president, corporate development for InterMune, Inc., a biotechnology company that was acquired by Roche Holding AG in 2014, and served as an adviser on strategy and business development to InterMune from March 2013 to April 2014. Prior to joining InterMune, from February 2011 to March 2013, Ms. Choi led corporate and business development for Chimerix, Inc., a publicly-held biopharmaceutical company, as a consultant and senior vice president, corporate development. Prior to that, from August 2001 to August 2010, Ms. Choi held various management positions at Gilead Sciences, Inc., a publicly-held biopharmaceutical company, including leadership of business development, licensing and mergers and acquisition activities. During her tenure at Gilead Sciences, Ms. Choi built and oversaw the corporate development group, and led the U.S. commercial launch of Hepsera® for the treatment of the hepatitis B virus. Ms. Choi received a B.A. in Human Biology and an M.B.A. from Stanford University. We believe that Ms. Choi is qualified to serve on our Board due to her experience as an executive of biotechnology companies.

Bettina M. Cockroft has served as a member of our Board since January 2022. Dr. Cockroft was senior vice president and chief medical officer from September 2019 to June 2023 at Sangamo Therapeutics, Inc., a publicly-held biotechnology company, where she oversaw clinical development activities and operations. She has over 30 years of experience in the biopharmaceutical industry and has worked across multiple therapeutic areas and led programs in several countries. Prior to joining Sangamo, Dr. Cockroft served on the senior leadership team at Cytokinetics, Inc., a publicly-held biopharmaceutical company, where she was responsible for clinical development of fast skeletal muscle troponin activators in diseases such as Amyotrophic Lateral Sclerosis and Spinal Muscular Atrophy. She served as vice president, clinical research, neurology, at Cytokinetics from August 2017 to September 2019. From September 2013 to September 2016, she served as chief medical officer of Auris Medical AG, a biopharmaceutical company, where she led and grew the clinical development team responsible for two Phase 3 programs. Dr. Cockroft also held roles of increasing responsibility at Merck Serono S.A., Novartis Consumer Health and Menarini Ricerche/Berlin-Chemie earlier in her career. Dr. Cockroft currently serves as a member of the board of directors of CNS Pharmaceuticals, Inc. Dr. Cockroft received an M.B.A. from MIT Sloan School of Management and an M.D. from the University of Genova (Italy). We believe that Dr. Cockroft is qualified to serve on our Board due to her educational background and her extensive experience in the biotechnology field.

Muneer A. Satter has served as a member of our Board since December 2014. Mr. Satter manages Satter Investment Management (SIM), a private investment firm and family office. He also manages the Satter Foundation, a private family foundation. Mr. Satter is a retired partner at Goldman Sachs, where he was a partner of the firm for sixteen years. He spent his career in the Merchant Banking Division which manages the firm’s private investments. Prior to Satter Investment Management, Mr. Satter was a partner at Goldman Sachs where he spent 24 years in various roles, most recently as the Global Head of the Mezzanine Group in the Merchant Banking Division, where he raised and managed more than $30.0 billion of assets. Mr. Satter is vice chairman of the board of the Goldman Sachs Foundation and GS Gives, where he is also chairman of the Investment Committee overseeing $1.2 billion of assets. He is a member of the board of Northwestern University where he was previously chairman of the Finance Committee. He is also a member of the executive committee of the board of the Navy SEAL Foundation. He is a member of the board of the Northwestern Medical Group. He is on the board of advisors of Accelerate Institute and on the board of trustees of the US Olympic and Paralympic Foundation. He was formerly on the board of World Business Chicago. He is a member of the Council on Foreign Relations. He is a former co-chairman of Room to Read, a former member of the board of the Nature Conservancy where he was chairman of the Finance Committee overseeing a $1.8 billion endowment and a former member of the advisory council of The Elders founded by Richard Branson, Nelson Mandela and Archbishop Desmond Tutu. Mr. Satter received a B.A. in economics from Northwestern University, a J.D. from Harvard Law School and an MBA from Harvard Business School. We believe that Mr. Satter is qualified to serve on our Board due to his experience in the financial industry, his experience as a board member of biotechnology and pharmaceutical companies and his experience as an investor in life sciences companies.

William D. Waddill has served as a member of our Board since August 2021. Mr. Waddill currently also serves on the boards of Protagonist Therapeutics Inc. and Arrowhead Pharmaceuticals, Inc. Mr. Waddill was Senior Vice President, CFO of Calithera Bioscience, Inc. from 2014 to 2016 and, as CFO, completed its initial public offering in October 2014. Prior to Calithera, Mr. Waddill was Senior Vice President, CFO, at OncoMed Pharmaceuticals, Inc. from 2007 to 2014, where he was responsible for all corporate financial matters, most notably their IPO in 2013, as well as being the finance lead on three major collaborations. Prior to OncoMed, Mr. Waddill was Senior Vice President, CFO, at Ilypsa, Inc., where he was the finance lead for the company’s acquisition by Amgen in 2007. Before joining Ilypsa, he was the founder and principal at Square One Finance, a life science consulting business. In addition to being on the boards of Protagonist and Arrowhead, Mr. Waddill is an emeritus board member of the Association of Bioscience Financial Officers (ABFO), where he was Chairman in 2016 as well as co-chair of the ABFO 2014 National Conference. Formerly he served as Chairman of the Biotechnology Industry Organization (BIO) BIO Business Solutions Advisory Board as well as the Finance and Tax Committee. Mr. Waddill has testified in Washington D.C. on behalf of the biotech industry in front of the Senate Finance Committee and Congressional Capital Markets Subcommittee. He received a B.S. in accounting from the University of Illinois, Chicago, and certification as a public accountant (inactive) after working at PriceWaterhouseCoopers LLP and Deloitte LLP in Boston. We believe that Mr. Waddill is qualified to serve on our Board due to his financial expertise and his extensive experience in the biotechnology field.

Board Committees and Meetings

Our Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Science and Technology Committee. Our Board has adopted charters for each of its committees, which can be found in the “Corporate Governance” section of our corporate website at https://ir.annexonbio.com/corporate-governance/governance-overview. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

The Audit Committee consists of Mr. Waddill, Mr. Satter and Dr. Cockroft. Mr. Waddill is the chairperson of the Audit Committee. Our Board has determined that each of Mr. Satter and Mr. Waddill is the Audit Committee financial expert, as that term is defined under Item 407(d)(5) of Regulation S-K and the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of Nasdaq.

Our Board has also determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Compensation Committee

The Compensation Committee consists of Mr. Wiggans, Dr. Carson, and Ms. Choi. Ms. Choi is the chairperson of the Compensation Committee. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee oversees our compensation policies, plans and benefits programs.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Satter, Mr. Waddill and Mr. Wiggans, each of whom meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Mr. Satter is the chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee oversees and assists our Board in reviewing and recommending nominees for election as directors.

Science and Technology Committee

The Science and Technology Committee consists of Dr. Carson, Dr. Cockroft and Ms. Choi, each of whom meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Dr. Carson is the chairperson of the Science and Technology Committee. The Science and Technology Committee’s responsibility is to provide oversight and to engage management and the Board with regard to the significant scientific, medical and technological aspects of our business.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board has adopted Corporate Governance Guidelines, which address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our CEO, CFO, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our website at https://ir.annexonbio.com in the Corporate Governance section of our Investors webpage. Any amendment to, or waiver of, a provision of the code of business conduct and ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be disclosed on our website as required by law or the rules of Nasdaq. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires that our executive officers, directors and 10% stockholders file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received and written representations of our executive officers, directors and 10% stockholders, we believe that during our fiscal year ended December 31, 2023, all Section 16(a) filing requirements were satisfied on a timely basis, other than the following exceptions: late filings for Dr. Yednock, Mr. Overdorf and Ms. Lew were submitted on January 23, 2024, covering the sale of the shares to cover tax withholding obligations in connection with the vesting of restricted stock units (“RSUs”).

Item 11. Executive Compensation.

The Company is currently a smaller reporting company and therefore remains eligible to take advantage of smaller reporting company reporting requirements, including the reduced disclosure obligations regarding executive compensation. The Company has elected to take advantage of the reduced compensation disclosure obligations available to smaller reporting companies.

Under these rules, we are required to provide compensation disclosure for (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2023 and (iii) up to two additional individuals who would have been in (ii) above but for the fact that they were not serving as executive officers as of December 31, 2023. For 2023, our named executive officers are:

•
Douglas Love, Esq., our President and Chief Executive Officer;
•
Ted Yednock, Ph.D., our Executive Vice President and Chief Innovation Officer; and
•
Rick Artis, Ph.D., our Executive Vice President and Chief Scientific Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022, as applicable:

Name and Principal Position during 2023	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Douglas Love, Esq.	2023	593,380	—	—	1,473,062	375,703	11,039(3)	2,453,184
President & Chief Executive Officer	2022	568,642	—	277,600	2,382,848	345,395	7,950(4)	3,582,434
Ted Yednock, Ph.D.	2023	462,626	—	112,712	328,984	207,634	27,500(4)	1,139,456
Executive Vice President and Chief Innovation Officer	2022	443,533	—	123,406	692,813	192,283	25,085(4)	1,477,120
Rick Artis, Ph.D.(5)	2023	442,500	150,000	—	1,031,852	200,880	4,000(6)	1,829,232
Executive Vice President and Chief Scientific Officer

__________________

(1) The amounts in the “Option Awards” and “Stock Awards” columns reflect the aggregate grant date fair value of stock options and restricted stock units granted during the fiscal year computed in accordance with the provisions of ASC-718. The assumptions that we used to calculate these amounts are discussed in Note 7 of this Annual Report on Form 10-K. These amounts may not reflect the actual economic value that will be realized by the named executive officer upon the exercise of the stock options or the sale of the common stock issued upon such exercise.

(2) Amounts in the “Non-equity Incentive Plan Compensation” column represent amounts earned by our named executive officers under our performance-based cash bonus program based on the achievement of pre-established corporate goals.

(3) Consists of life insurance premiums of $8,660 and 401(K) Matching Contributions of $2,379.

(4) Consists of life insurance premiums.

(5) Dr. Artis served as our Senior Vice President, Chemistry from October 2016 to December 2021. From December 2021 up to commencement of his employment with us effective January 6, 2023 as Chief Scientific Officer, Dr. Artis provided continued service as an outside consultant. His base salary and cash incentive bonus for 2023 are prorated for his time as Chief Scientific Officer with the Company since January 6, 2023. Other amounts reflect all compensation paid to Dr. Artis for services rendered in 2023.

(6) Consists of 401(k) Matching Contributions.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding outstanding equity and stock awards held by our named executive officers as of December 31, 2023:

Name and Principal Position during 2023	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(1)
Douglas Love, Esq.	12/12/2014(2)	37,994	—	1.41	1/22/2025	—	—
	6/8/2016(2)	78,399	—	1.85	8/11/2026	—	—
	8/11/2016(2)	36,050	—	1.85	8/11/2026	—	—
	12/12/2018(2)	537,844	—	5.11	1/22/2029	—	—
	6/29/2020(3)	362,513	51,788	13.30	6/29/2030	—	—
	2/25/2021(3)	230,208	94,792	30.07	2/25/2031	—	—
	2/11/2022(3)	146,666	173,334	6.94	2/11/2032	—	—
	2/11/2022(3)	—	—	—	—	26,667	121,068
	7/11/2022(3)	141,666	158,334	3.91	7/11/2032	—	—
	2/16/2023(3)	71,875	273,125	5.94	2/16/2033	—	—
Ted Yednock, Ph.D.	6/8/2016(2)	32,974	—	1.85	8/11/2026	—	27,500
	8/11/2016(2)	3,080	—	1.85	8/11/2026	—	—
	12/12/2018(2)	67,939	—	5.11	1/22/2029	—	—
	6/29/2020(3)	168,841	24,121	13.30	6/29/2030	—	—
	2/25/2021(3)	81,458	33,542	30.07	2/25/2031	—	—
	2/11/2022(3)	45,833	54,167	6.94	2/11/2032	—	—
	2/11/2022(4)	—	—	—	—	8,334	37,836
	7/11/2022(3)	35,416	39,584	3.91	7/11/2032	—	—
	7/11/2022(4)	—	—	—	—	6,250	28,375
	2/16/2023(3)	16,052	60,998	5.94	2/16/2033	—	—
	2/16/2023(4)	—	—	—	—	18,975	86,147
Rick Artis, Ph.D.(5)	12/12/2018(2)	4,833	—	5.11	1/22/2029	—	—
	7/23/2020(3)	18,904	3,229	17.00	7/23/2030	—	—
	2/25/2021(3)	49,583	20,417	30.07	2/25/2031	—	—
	1/6/2023(6)	—	210,000	6.84	1/6/2033	—	—

__________________

(1) Market value is calculated by multiplying $4.54, the closing trading price per share of our common stock as of December 31, 2023, by the number of unvested RSUs outstanding as of December 31, 2023.

(2) The option is fully vested.

(3) The option vests as to 1/48th of the shares in monthly installments measured from the vesting commencement date, subject to continued service to us through the vesting date.

(4) The RSUs vest in three equal annual installments on each annual anniversary of the grant date, reflected under “vesting commencement date” above, and will vest in full on the third annual anniversary of the grant date, subject to continued service.

(5) Dr. Artis served as our Senior Vice President, Chemistry from October 2016 to December 2021. From December 2021 up to the date of his rehire with us effective January 6, 2023 as Chief Scientific Officer, Dr. Artis served as an outside consultant. Stock and option awards reflected in this table include all outstanding equity awards granted to Dr. Artis throughout his employment or consulting relationship with us.

(6) Twenty-five percent of the shares subject to the option will vest on the first anniversary of the vesting commencement date, and the remainder vests in thirty-six (36) equal monthly installments thereafter, subject to continued service to us through the vesting date.

2023 Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In February 2023, the base salaries for Mr. Love and Dr. Yednock were increased to $596,591 and $465,130 respectively, reflecting a merit increase of 4.5% over their respective 2022 annual base salary. Dr. Artis’s 2023 base salary was set at $450,000 in connection with his commencement of employment in January 2023.

2023 Annual Performance Based Cash Bonus

We maintain an annual performance-based cash bonus program in which each of our named executive officers participated in 2023. Each of our named executive officers’ target bonus is expressed as a percentage of base salary which can be achieved by meeting corporate goals at target level. The 2023 annual bonuses for Mr. Love, Dr. Yednock and Dr. Artis were targeted at 55%, 40% and 40% of their respective base salaries.

For 2023, our named executive officers were eligible to earn annual cash bonuses based on the achievement of certain corporate goals reviewed by the Compensation Committee and approved by the Board. For 2023, the Board set corporate performance goals focused on research, clinical development and business enabling activities. Each goal was defined by specific performance objectives and carried a corresponding weighting, such that the corporate goals could be achieved at up to 140% of target. In the case of our named executive officers other than our CEO, annual bonuses were also based on individual achievement, with corporate achievement weighted 80% and individual achievement weighted 20%.

In February 2024, the Compensation Committee reviewed and the Board approved the achievement of our 2023 corporate goals at 114.5% and individual achievement of 100% for each of Dr. Yednock and Dr. Artis. The actual annual cash bonuses earned by each named executive officer based on 2023 corporate and individual performance are set forth above in the Summary Compensation Table in the column titled “Non-equity Incentive Plan Compensation.”

2023 Equity Compensation

In February 2023, we granted Mr. Love and Dr. Yednock an option to purchase 345,000 and 77,050 shares of our common stock, respectively, which vests in forty-eight (48) equal monthly installments from the grant date, subject to continued service. In addition, we granted Dr. Yednock an award of 18,975 shares of RSUs, which vest in three equal annual installments on each annual anniversary of the grant date and will vest in full on the third annual anniversary of the grant date, subject to continued service.

In connection with the commencement of his employment, in January 2023, we granted to Dr. Artis an option to purchase 210,000 shares of our common stock, which vests as to 25% of the shares subject to the option on January 6, 2024 and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to continued service.

Other Elements of Compensation

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. In 2023, we matched 50% of contributions made by participants in the 401(k) plan, up to an annual maximum of $4,000. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; basic and supplemental life and accidental death and dismemberment insurance; and medical and dependent care flexible spending accounts.

Executive Compensation Arrangements

In connection with our initial public offering in July 2020, we entered into new employment agreements with each of Mr. Love and Dr. Yednock, which superseded the terms of their prior offer letters. We entered into an employment agreement with Dr. Artis in connection with his commencement of employment with us in January 2023. The employment agreements generally provide for initial base salary, target bonus, initial stock option grants and certain severance benefits as described in more detail below.

Employment Agreements

Pursuant to the employment agreements with each of our named executive officers, in the event the executive is terminated by us without Cause or resigns for Good Reason (each, as defined in the employment agreements), in each case, other than during the period commencing three months prior to and ending twelve (12) months following a change in control, the executive will receive (i) a lump sum cash payment equal to nine months of base salary, in the case of our executive vice presidents, or twelve (12) months of base salary, in the case of our CEO and (ii) payment or reimbursement of COBRA premiums for nine months, in the case of our executive vice presidents, or twelve (12) months, in the case of our CEO. In the event the executive is terminated without Cause or resigns for Good Reason, in each case, during the period commencing three months prior to and ending twelve (12) months following a change in control, the executive will receive (i) a lump sum cash payment equal to twelve (12) months of base salary plus the executive’s target annual bonus, in the case of our executive vice presidents, or eighteen (18) months of base salary plus 1.5 times the executive’s target annual bonus, in the case of our CEO, (ii) payment or reimbursement of COBRA premiums for twelve (12) months, in the case of our executive vice presidents, or eighteen (18) months, in the case of our CEO and (iii) and full acceleration of all unvested equity awards. The foregoing severance payments and benefits are subject to the executive’s execution of a release of claims in favor of us.

For purposes of our named executive officers’ offer letters and employment agreements:

“Cause” means (i) the executive’s failure to perform the executive’s assigned duties or responsibilities as an officer of us (other than a failure resulting from the executive’s disability) after notice thereof from us describing the executive’s failure to perform such duties or responsibilities, (ii) the executive’s engaging in any act of dishonesty, fraud or misrepresentation, (iii) the executive’s violation of any federal or state law or regulation applicable to our business or our affiliates, (iv) the executive’s breach of any confidentiality agreement or invention assignment agreement between the executive and us (or any affiliate of us) or (v) the executive’s commission of, or entering a plea of nolo contendere to, any crime or committing any act of moral turpitude; and

“Good Reason” for the executive to terminate the executive’s employment shall mean the occurrence of any of the following events without the executive’s consent: (i) a material reduction in the executive’s salary or benefits (excluding the substitution of substantially equivalent compensation and benefits), other than as a result of a reduction in compensation affecting our employees, or our successor entity, generally, (ii) a material diminution in the executive’s duties or responsibilities, provided however, that, a mere change in title or reporting relationship alone shall not constitute “Good Reason” and (iii) relocation of the executive’s place of employment to a location more than fifty (50) miles from our office location. If any of the events set forth above shall occur, the executive shall give prompt written notice of such event to us, or our successor entity, upon becoming aware of such event, and if such event is not cured within thirty (30) days from such notice the executive may exercise his or her rights to resign for Good Reason, provided that if the executive has not exercised such right within forty-five (45) days of the date of the expiration of such cure period, the executive shall be deemed to have agreed to the occurrence of such event.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	8,462,633 (3)	11.18(4)	3,326,721(5)
Equity compensation plans not approved by security holders(2)	1,241,916	4.68	758,084
Total	9,704,549	10.31	4,084,805

__________________

(1) Consists of the 2011 Equity Incentive Plan (the “2011 Plan”), the 2020 Incentive Award Plan (the “2020 Plan”), and the Employee Stock Purchase Plan (the “ESPP”).

(2) Consists of the 2022 Employment Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was adopted by the Board without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the 2022 Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the 2022 Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the 2022 Inducement Plan.

(3) Consists of 2,068,635 shares of common stock underlying outstanding options under the 2011 Plan, 5,898,419 shares of common stock underlying outstanding options under the 2020 Plan, and 495,579 shares of common stock underlying unvested RSUs under the 2020 Plan. Does not include approximately 16,916 shares that may be issued with respect to the purchase period in effect as of December 31, 2023 under the ESPP, which purchase period ends on May 15, 2024, based on enrollment as of December 31, 2023 and assuming a purchase price of $5.49 (which was the closing price of our common stock as of March 1, 2024).

(4) Represents the weighted-average exercise price of outstanding options. Because RSUs do not have an exercise price, the weighted-average exercise price does not take into account outstanding RSUs.

(5) Includes 1,988,340 shares of common stock available for issuance under the 2020 Plan, and 1,338,381 shares available for issuance under the ESPP as of December 31, 2023. In connection with the effectiveness of the 2020 Plan in July 2020, no further grants are made under the 2011 Plan.

The number of shares of common stock reserved for issuance pursuant to equity awards under the 2020 Plan will automatically increase January 1 of each year for a period of up to ten years, commencing on January 1, 2021 and continuing through and including January 1, 2030 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the Board, provided that no more than 21,605,212 shares may be issued pursuant to the exercise of incentive stock options.

The number of shares of common stock reserved for issuance under the ESPP will increase January 1 of each year for a period of up to ten years commencing January 1, 2021 and continuing through and including January 1, 2030 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase or (ii) such number of shares as may be determined by the Board, provided that no more than 3,960,955 shares may be issued under the ESPP.

Non-Employee Director Compensation

The following table sets forth information concerning compensation earned by the non-employee members of our Board during the year ended December 31, 2023. Mr. Love, our President and CEO, is also a director but does not receive any additional compensation for his services as a director. Information concerning the compensation earned by Mr. Love is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total $
Jung E. Choi	52,500	48,427	—	100,927
Bettina M. Cockroft, M.D.	52,500	48,427	—	100,927
Muneer A. Satter	55,500	48,427	—	103,927
Thomas G. Wiggans	84,000	48,427	—	132,427
William H. Carson, M.D.	55,000	48,427	—	103,427
William D. Waddill	55,000	48,427	—	103,427

__________________

(1) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year computed in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 7 of this Annual Report on Form 10-K. These amounts may not reflect the actual economic value that will be realized by the non-employee director upon the exercise of the stock options, or the sale of the common stock acquired upon such exercise.

The following tables set forth options awards held as of December 31, 2023 by each non-employee director. None of our non-employee directors held any stock awards as of December 31, 2023.

Name	Options Outstanding as of Fiscal Year-End (Exercisable and Unexercisable) (#)
Jung E. Choi	94,322
Thomas G. Wiggans	89,745
William H. Carson, M.D.	78,000
Bettina M. Cockroft, M.D.	68,000
William D. Waddill	68,000
Muneer A. Satter	58,000

Our Board adopted our Non-Employee Director Compensation Program for our non-employee directors, as amended in June 2023 (the “Director Compensation Program”) pursuant to which non-employee directors are compensated as follows:

•
Each non-employee director receives an annual cash retainer in the amount of $40,000 per year.
•
The non-executive chair receives an additional annual cash retainer in the amount of $32,500 per year.
•
The chair of the Audit Committee receives additional annual cash compensation in the amount of $15,000 per year for such chair’s service on the Audit Committee. Each non-chair member of the Audit Committee receives additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Audit Committee.
•
The chair of the Compensation Committee receives additional annual cash compensation in the amount of $12,000 per year for such chair’s service on the Compensation Committee. Each non-chair member of the Compensation Committee receives additional annual cash compensation in the amount of $6,000 per year for such member’s service on the Compensation Committee.
•
The chair of the Nominating and Corporate Governance Committee receives additional annual cash compensation in the amount of $10,000 per year for such chair’s service on the Nominating and Corporate Governance Committee. Each non-chair member of the Nominating and Corporate Governance Committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.
•
The chair of the Science and Technology Committee receives additional annual cash compensation in the amount of $10,000 per year for such chair’s service on the Science and Technology Committee. Each non-chair member of the Science and Technology Committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Science and Technology Committee.

Under the Director Compensation Program, each non-employee director is automatically granted an option to purchase 53,000 shares of our common stock upon the director’s initial appointment or election to our Board, referred to as the Initial Grant, and an option to purchase 26,500 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant. The Initial Grant vests in substantially equal monthly installments for three years from the date of grant, subject to continued service through each applicable vesting date. The Annual Grant vests on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. Each Initial Grant and Annual Grant vests in full in the event of a change in control.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2023, our Compensation Committee consisted of Dr. Carson, Ms. Choi and Mr. Wiggans. None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serve, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Please refer to the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence” for information concerning certain transactions involving members of the Compensation Committee.

Clawback Policy

In November 2023, our Board adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. The policy provides that we will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date we determine that an accounting restatement is required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Shares of Common Stock

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2024 for:

•
each beneficial owner of 5% or more of the outstanding shares of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 1, 2024. Our calculation of the percentage of beneficial ownership is based on 88,393,404 shares of our common stock outstanding as of March 1, 2024. The number of shares of our common stock outstanding as of March 1, 2024 does not include 35,248,479 shares of our common stock issuable upon the exercise of pre-funded warrants outstanding as of March 1, 2024, which are immediately exercisable at an exercise price of $0.001 per share of common stock, subject to beneficial ownership limitations. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. Common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 2024 is deemed to be outstanding for computing the percentage ownership of the person holding these options and warrants and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person. Except as otherwise noted, the information below reflects any beneficial ownership limitations set forth in any warrants held by the persons named below.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Annexon, Inc., 1400 Sierra Point Parkway, Bldg C, Suite 200, Brisbane, California 94005.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Five Percent Stockholders
FMR LLC(1)	9,685,401	11.0%
Redmile Group, LLC(2)	9,199,792	9.99%
Entities affiliated with Bain Capital Life Sciences Investors, LLC(3)	9,177,734	9.99%
BVF Partners L.P.(4)	9,033,664	9.99%
Trusts and other entities affiliated with Muneer A. Satter(5)	8,053,521	9.0%
Logos Global Management LP(6)	6,943,400	7.9%
Adage Capital Partners L.P.(7)	5,645,761	6.3%
Entities affiliated with Point72 Asset Management, L.P.(8)	4,868,603	5.5%
Directors and Named Executive Officers
William H. Carson, M.D.(9)	54,000	*
Jung E. Choi(10)	68,808	*
Bettina M. Cockroft, M.D.(11)	39,000	*
Muneer A. Satter(12)	8,053,521	9.0%
William D. Waddill(13)	41,777	*
Thomas G. Wiggans(14)	65,745	*
Douglas E. Love(15)	2,003,702	2.2%
Rick Artis, Ph.D.(16)	203,618	*
Ted Yednock, Ph.D.(17)	538,413	*
All current executive officers and directors as a group (12 persons)(18)	11,991,786	12.9%

* Represents beneficial ownership of less than 1%.

__________________
(1) Based solely upon a Schedule 13G/A filed with the SEC on January 9, 2024 and information known to us. FMR LLC beneficially owns 9,685,401 shares of our common stock. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The business address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02110.

(2) Based solely upon a Schedule 13G/A filed with the SEC on February 14, 2024 and information known to us. As of December 31, 2023, consists of (i) 5,503,190 shares of common stock were held by certain private investment vehicles and/or sub-advised accounts managed by Redmile Group, LLC, including 1,911,695 shares of common stock held directly by Redmile Biopharma Investments II, L.P., which shares of common stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or sub-advised accounts, (ii) common warrants to purchase 4,197,610 shares of common stock and pre-funded warrants to purchase 21,030,226 shares of common stock were held by RedCo II Master Fund, L.P., (iii) common warrants to purchase 645,786 shares of common stock and pre-funded warrants to purchase 6,056,573 shares of common stock were held by Redmile Biopharma Investments II, L.P., (iv) pre-funded warrants to purchase 965,427 shares of common stock were held by Redmile Strategic Trading Sub, Ltd., (v) pre-funded warrants to purchase 488,500 shares of common stock were held by Redmile Capital Offshore II Master Fund, Ltd. (Strategic Sleeve), and (vi) pre-funded warrants to purchase 1,940,500 shares of common stock were held by Redmile Strategic Long Only Trading Sub, Ltd. These securities may also be deemed beneficially owned by Redmile Group, LLC and Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these securities, except to the extent of its or his pecuniary interest in such shares, if any. Pursuant to the terms of the common warrants and the pre-funded warrants, a holder of a warrant does not have the right to exercise any portion of the warrant that would result in the holder, together with its affiliates, beneficially owning a number of shares of common stock in excess of the 9.99% (the “Blocker”) of the shares of common stock then issued and outstanding following the exercise of the warrants, which percentage may be changed at a holder’s election upon 61 days’ notice to us. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, the 9,199,792 shares of common stock reported as beneficially owned by Redmile Group, LLC in the table above consists of (i) an aggregate of 5,503,190 shares of common stock and (ii) an aggregate of 3,696,602 shares of common stock issuable upon the exercise of the common warrants and pre-funded warrants, which together represent 9.99% of our common stock outstanding as of March 1, 2024 assuming the exercise of such warrants. The address for Redmile Group, LLC and Mr. Green is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129.

(3) Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2024 and information known by us. As of December 31, 2023, consists of (i) 2,940,627 shares of common stock were directly held by Bain Capital Life Sciences Fund, L.P. (“BCLS Fund I”), (ii) 301,001 shares of common stock were directly held by BCIP Life Sciences Associates, LP (“BCIPLS”) and (iii) 2,460,298 shares of common stock, common warrants to purchase 774,943 shares of common stock and pre-funded warrants to purchase 2,739,475 shares of common stock were directly held by BCLS I Investco, LP (“BCLS I Investco”). Bain Capital Life Sciences Investors, LLC (“BCLSI”) is the general partner of Bain Capital Life Sciences Partners, LP (“BCLSP”), which is the general partner of BCLS Fund I. Boylston Coinvestors, LLC (“Boylston”) is the general partner of BCIPLS. BCLSI governs the investment strategy and decision-making process with respect to investments held by BCIPLS. BCLS I Investco GP, LLC (“BCLS I Investco GP” and, together with BCLS Fund I, BCIPLS, BCLS I Investco, BCLSI, BCLSP and Boylston, the “Bain Capital Life Sciences Entities”), whose manager is BCLS Fund I, is the general partner of BCLS I Investco. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the securities held by BCLS Fund I, BCIPLS and BCLS I Investco. As a result of the Blocker and pursuant to Rule 13d-3 under the Exchange Act, the 9,177,734 shares of common stock reported as beneficially owned by the Bain Capital Life Science Entities in the table above consists of (i) an aggregate of 5,701,926 shares of common stock held by BCLS, BCIP Life Sciences Associates and BCLS I Investco and (ii) an aggregate of 3,475,808 shares issuable upon the exercise of the common warrants and pre-funded warrants held by BCLS I Investco, which together represent 9.99% of our common stock outstanding as of March 1, 2024, assuming the exercise of such warrants. The address of the Bain Capital Life Sciences Entities is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(4) Based solely upon a Schedule 13G/A filed with the SEC on February 14, 2024. As of December 31, 2023, consists of (i) 3,673,570 shares of common stock, pre-funded warrants to purchase 1,064,170 shares of common stock beneficially owned by Biotechnology Value Fund, L.P.

(“BVF”), (ii) 2,863,847 shares of common stock, pre-funded warrants to purchase 829,606 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 359,856 shares of common stock, pre-funded warrants to purchase 104,244 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), (iv) 102,727 shares held in a certain BVF Partners L.P. (“Partners”) managed account (the “Partners Managed Account”), and (v) pre-funded warrants to purchase 29,758 shares of common stock beneficially owned by MSI BVF SPV, LLC (“MSI BVF”) as of December 31, 2023. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the shares beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the shares beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the shares beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH” and, together with BVF, BVF2, Trading Fund OS, Partners, MSI BVF, BVF GP, BVF2 GP and Partners OS, the “BVF Entities”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2, Trading Fund OS, and MSI BVF and the sole member of Partners OS, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS and MSI BVF. Including shares held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares beneficially owned by Partners. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares beneficially owned by BVF Inc. BVF GP disclaims beneficial ownership of the shares beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares beneficially owned by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Account. As a result of the Blocker and pursuant to Rule 13d-3 under the Exchange Act, the 9,033,664 shares of common stock reported as beneficially owned by the BVF Entities in the table above consists of (i) an aggregate of 7,000,000 shares of common stock held by BVF, BVF2, Trading Fund OS and Partners Managed Account and (ii) an aggregate of 2,033,664 shares issuable upon the exercise of the pre-funded warrants held by BVF, BVF2, Trading Fund OS and MSI BVF, which together represent 9.99% of our common stock outstanding as of March 1, 2024, assuming the exercise of such warrants. The address for BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, MSI BVF, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery Street, 40th Floor, San Francisco, California 94104 and the address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(5) Based solely upon a Form 4 filed with the SEC on December 28, 2023 and information known to us. Consists of (i) 240,000 shares that are held by the Muneer A. Satter Revocable Trust for which the reporting person serves as trustee and, in such capacity, has sole voting and dispositive power over all such shares, (ii) 567,240 shares that are held by various other trusts and other entities for which the reporting person serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive power over all such shares, (iii) 1,147,738 shares that are held by Satter Medical Technology Partners, L.P. for which the reporting person has sole voting and dispositive power over all such shares, (iv) 5,451,046 shares of common stock and warrants to purchase 613,497 shares of common stock that are held by Alerce Medical Technology Partners, L.P. for which the reporting person has sole voting and dispositive power of all such shares, and (v) 34,000 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Satter within 60 days of March 1, 2024. Pursuant to the terms of the common warrants, Alerce Medical may not exercise any portion of any common warrant, which, upon giving effect to such exercise, would cause it (together with its affiliates) to own more than 19.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the common warrants. However, Alerce Medical may decrease such percentage to any other percentage (or subsequently increase to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to us). The address of Mr. Satter and the entities affiliated with Mr. Satter is c/o Alerce Investment Management, L.P, 676 North Michigan Avenue, Suite 4000, Chicago, Illinois 60611.

(6) Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2024 and information known to us. Consists of (i) 3,471,700 shares that are held by Logos Global Master Fund LP (“Global Fund”), including shares issued upon the net exercise of pre-funded warrants in February 2024, and (ii) 3,471,700 shares that are held by Logos Opportunities Fund IV LP (“Opportunities Fund,” together with the Global Fund, the “Logos Funds”), including shares issued upon the net exercise of pre-funded warrants in February 2024. Logos Global Management LP (“Logos Global”) is the investment adviser to investment funds, including Logos Global Master Fund LP. Logos Global Management GP LLC (“Logos Global GP”) is the general partner of Logos Global. Arsani William is a control person of Logos Global and Logos Global GP. Global Fund, Logos Global, Logos GP LLC, Logos Global GP, and Dr. William each disclaim beneficial ownership of these securities. The address for the Logos Entities is One Letterman Drive, Building C, Suite C3-350, San Francisco, California 94129.

(7) Based solely upon a Schedule 13G/A filed with the SEC on February 7, 2024. As of December 31, 2023, consists of (i) 4,999,975 shares of common stock and (ii) 645,786 shares of common stock issuable upon the exercise of common warrants held by Adage Capital Partners, L.P. Bob Atchinson and Phillip Gross are the managing members of Adage Capital Advisors, L.L.C., which is the managing member of Adage Capital Partners GP, L.L.C., which is the general partner of Adage Capital Partners, L.P., and each such person or entity, as the case may be, may be deemed the beneficial owner of the shares held by Adage Capital Partners, L.P. Pursuant to the terms of the common warrants, Adage Capital Partners, L.P. may not exercise any portion of any common warrant, which, upon giving effect to such exercise, would cause it (together with its affiliates) to own more than 9.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the common warrants. However, Adage may increase or decrease such percentage to any other percentage, not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to us. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8) Based solely upon a Schedule 13G/A filed with the SEC on February 12, 2024 and information known to us. As of February 2, 2024, consists of 4,856,400 shares held by Point72 Associates, LLC (“Point72 Associates”) and 12,203 shares held by an investment fund managed by Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”). Point72 Asset Management, L.P. (“Point72 Asset Management”) maintains investment and voting power with respect to the securities held by Point72 Associates. Point72 Capital Advisors, Inc. (“Point72 Capital Advisors”) is the general partner of Point72 Asset Management. Stephen A. Cohen controls each of Point72 Asset Management, Point72 Capital Advisors and Cubist Systematic Strategies. The address of the principal business office of (i) Point72 Asset Management, Point72 Capital Advisors, and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902; and (ii) Cubist Systematic Strategies is 55 Hudson Yards, New York, NY 10001.

(9) Consists of 54,000 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Carson within 60 days of March 1, 2024.

(10) Consists of 68,808 shares of common stock that may be acquired pursuant to the exercise of stock options held by Ms. Choi within 60 days of March 1, 2024.

(11) Consists of 39,000 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Cockroft within 60 days of March 1, 2024.

(12) Consists of the securities described in footnote (5) above.

(13) Consists of 41,777 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Waddill within 60 days of March 1, 2024.

(14) Consists of 65,475 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Wiggans within 60 days of March 1, 2024.

(15) Consists of (i) 182,787 shares of common stock held of record by Mr. Love and (ii) 1,820,915 shares of common stock that may be acquired pursuant to the exercise of stock options held by Mr. Love within 60 days of March 1, 2024.

(16) Consists of (i) 50,329 shares of common stock held of record by Dr. Artis and (ii) 153,289 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Artis within 60 days of March 1, 2024.

(17) Consists of (i) 31,404 shares of common stock held of record by Dr. Yednock and (ii) 507,009 shares of common stock that may be acquired pursuant to the exercise of stock options held by Dr. Yednock within 60 days of March 1, 2024.

(18) Consists of (i) 7,714,109 shares of common stock beneficially owned by our current executive officers and directors and (ii) 4,277,677 shares of common stock that may be acquired pursuant to the exercise of stock options held by our current executive officers and directors within 60 days of March 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2022, we have engaged in the following transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years with our directors, executive officers, holders of more than 5% of our voting securities and affiliates or immediate family members of, or person sharing a household with, our directors, executive officers and holders of more than 5% of our voting securities, and in which any related person had or will have a direct or indirect material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Private Placement

In July 2022, we sold in a private placement (the “Private Placement”) an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock.

The following table sets forth the number of shares of common stock purchased in the Private Placement by holders of more than 5% of our capital stock at the time of the Private Placement (including an entity affiliated with one of our directors) and those that became holders of more than 5% of our capital stock following the Private Placement:

Name(1)	Total Shares Purchased	Pre-Funded Warrants (#)	Common Warrants (#)	Aggregate Purchase Price ($)
Entities affiliated with Bain Capital Life Sciences, LLC(2)	360,298	2,739,475	774,943	11,997,257
Alerce Medical Technology Partners, L.P.(3)	2,453,988	—	613,497	9,500,001
Entities affiliated with Fairmount Healthcare Fund(4)	1,291,572	—	322,893	4,999,998
Redmile Group, LLC(5)	—	19,373,587	4,843,396	74,980,625
Venrock and affiliated entities(6)	1,291,573	2,583,144	968,679	14,997,415
Adage Capital Partners L.P.(7)	2,583,145	—	645,786	10,000,000

__________________

(1) For additional information regarding certain of these stockholders and their equity holdings, see the section titled “Security Ownership of Certain Beneficial Owners and Management.”

(2) Entities affiliated with Bain Capital Life Sciences, LLC beneficially owned more than 5% of our capital stock at the time of the Private Placement.

(3) Trusts and other entities affiliated with Muneer A. Satter beneficially owned (in the aggregate) more than 5% of our outstanding capital stock at the time of the Private Placement. Mr. Satter is currently and was at the time of the Private Placement, a member of our Board. Mr. Satter was designated to serve as a member of our Board by trusts and other entities affiliated with Mr. Satter. Mr. Satter is the founder and managing partner of Alerce Medical Technology Partners, L.P. (previously Satter Medical Technology Partners, L.P.) and Chairperson of Satter Investment Management LLC. Mr. Satter also manages the Satter Foundation.

(4) Entities affiliated with Fairmount Healthcare Funds beneficially owned more than 5% of our capital stock at the time of the Private Placement.

(5) Entities affiliated with Redmile Group, LLC beneficially owned more than 5% of our capital stock at the time of the Private Placement.

(6) Venrock and affiliated entities beneficially owned more than 5% of our capital stock following the Private Placement.

(7) Adage Capital Partners L.P. beneficially owned more than 5% of our capital stock following the Private Placement.

The transactions with the holders of more than 5% of our capital stock at the time of the Private Placement (including the entity affiliated with one of our directors) were approved by the Audit Committee in accordance with our related person transaction policy.

In March 2023, we issued an aggregate of 2,582,557 shares of our common stock to Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners III, L.P. and VHCP Co-Investment Holdings III, LLC (collectively, “Venrock”) upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of our common stock that were issued in the Private Placement. Venrock and affiliated entities beneficially owned more than 5% of our capital stock at the time of the exercise.

At-the-Market Offering

In February 2023, Alerce Medical Technology Partners, L.P. purchased 2,646,458 shares of our common stock at a price of $6.80 per share through our at-the-market offering program, resulting in net proceeds to us of approximately $17.5 million, after deducting sales agent fees. Alerce Medical Technology Partners, L.P. is affiliated with Mr. Satter, a member of our Board. This transaction was approved by the Audit Committee in accordance with our related person transaction policy.

Public Offering

In December 2023, Alerce Medical Technology Partners, L.P. purchased 350,000 shares of common stock at a price of $2.880 per share for an aggregate price of approximately $1.0 million through the public offering. Alerce Medical Technology Partners, L.P. is affiliated with Mr. Satter, a member of our Board. This transaction was approved by the Audit Committee in accordance with our related person transaction policy.

In February 2024, we issued an aggregate of 5,243,400 shares of common stock to the Logos Funds upon the cashless exercise of pre-funded warrants to purchase 5,244,444 shares of common stock that were issued in the December 2023 public offering. The Logos Funds and affiliated entities beneficially owned more than 5% of our capital stock at the time of the exercise.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement with, among others, holders of more than 5% of our capital stock and entities with which certain of our directors are affiliated. Certain of the holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to certain exceptions. The investors’ rights agreement also provided for a right of first refusal in favor of certain holders of redeemable convertible preferred stock with regard to certain issuances of our capital stock. The right of first refusal terminated upon the consummation of our initial public offering.

Director and Executive Officer Compensation

See the section titled “Executive Compensation” for information regarding the compensation of our current directors and executive officers.

Employment Agreements

We have entered into employment agreements with our current executive officers. For more information regarding these agreements, see the section titled “Executive Compensation.”

Indemnification Agreements

We have entered into indemnification agreements with certain of our current directors and officers, and intend to enter into new indemnification agreements with each of our current directors and officers. Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.

Related Person Transaction Policy

Our Board adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. Unless otherwise noted, all of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our common stock is listed on The Nasdaq Stock Market (“Nasdaq”). Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s Board. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the Board must affirmatively determine that each member of the Compensation Committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has determined that all of our directors, other than Mr. Love, qualify as “independent” directors as that term is defined under the rules of Nasdaq. Mr. Love is not considered independent by virtue of his position as our President and CEO. Under the rules of Nasdaq, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq, our Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents aggregate fees billed for the fiscal years ended December 31, 2023 and 2022, by KPMG LLP, our independent registered public accounting firm.

	December 31,
	2023	2022
Audit Fees(1)	$1,290,009	$1,221,914
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,290,009	$1,221,914

__________________

(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining the registered public accounting firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39402	4.3	03/01/22

4.4	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	07/08/22

4.5	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

4.6	Form of Pre-Funded Warrant.	8-K/A	001-39402	4.1	12/22/23

10.1	Amended and Restated Investors’ Rights Agreement, dated June 30, 2020, by and among the Registrant and the investors listed therein.	S-1	333-239647	10.1	07/02/20

10.2†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.3	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.4(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.4(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

10.5(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.5(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.5(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.6+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.7+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.8+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.9+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.10+	Non-Employee Director Compensation Program.	10-Q	001-39402	10.1#	08/07/23

10.11+	Form of Indemnification and Advancement Agreement for directors and officers.	S-1	333-239647	10.12	07/02/20

10.12+	Employment Agreement by and between the Registrant and Dean Richard Artis, Ph.D.	10-K	001-39402	10.12	03/06/22

10.13	Sales Agreement, dated as of August 16, 2021, by and between Annexon Inc. and Cowen and Company, LLC.	10-Q	001-39402	10.1	08/16/21

10.14	Securities Purchase Agreement, dated July 7, 2022, by and among the Registrant and the Purchasers named within.	8-K	001-39402	10.1	07/08/22

10.15+	Annexon, Inc. 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(a)	08/08/22

10.16+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(b)	08/08/22

10.17+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(c)	08/08/22

10.18+	Employment Agreement by and between the Registrant and Jamie Dananberg, M.D.	10-Q	001-39402	10.2#	08/07/23

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

97.1	Policy for Recovery of Erroneously Awarded Compensation.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: March 26, 2024	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2024	By:	/s/ Jennifer Lew
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

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 26, 2024
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 26, 2024
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairperson & Director	March 26, 2024
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 26, 2024
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 26, 2024
Jung E. Choi

/s/ Bettina M. Cockroft, M.D.	Director	March 26, 2024
Bettina M. Cockroft, M.D.

/s/ Muneer A. Satter	Director	March 26, 2024
Muneer A. Satter

/s/ William D. Waddill	Director	March 26, 2024
William D. Waddill