Form 10-Q
period 2024-03-31
Annexon, Inc.
filed 2024-05-13
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the Registrant’s Common Stock outstanding as of May 8, 2024 was 92,412,866. This number does not include 34,283,052 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,941	$225,110
Short-term investments	113,007	34,606
Prepaid expenses and other current assets	5,792	4,144
Total current assets	270,740	263,860
Restricted cash	1,032	1,032
Property and equipment, net	14,235	14,773
Operating lease right-of-use assets	17,701	18,009
Other non-current assets	361	—
Total assets	$304,069	$297,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,972	$5,487
Accrued liabilities	6,857	10,235
Operating lease liabilities, current	2,254	2,165
Other current liabilities	50	41
Total current liabilities	13,133	17,928
Operating lease liabilities, non-current	28,531	29,190
Total liabilities	41,664	47,118
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	90	78
Additional paid-in capital	860,092	823,029
Accumulated other comprehensive loss	(102)	(52)
Accumulated deficit	(597,675)	(572,499)
Total stockholders’ equity	262,405	250,556
Total liabilities and stockholders’ equity	$304,069	$297,674

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$20,963	$32,345
General and administrative	7,609	8,897
Total operating expenses	28,572	41,242
Loss from operations	(28,572)	(41,242)
Interest and other income, net	3,396	2,566
Net loss	$(25,176)	$(38,676)
Net loss per share, basic and diluted	$(0.21)	$(0.52)
Weighted-average shares used in computing net loss per share, basic and diluted	122,673,202	73,855,642

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,176)	$(38,676)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	(5)
Unrealized (loss) gain on available-for-sale securities	(38)	160
Comprehensive loss	$(25,226)	$(38,521)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556
Exercise of stock options	105,526	—	217	—	—	217
Issuance of common stock, net of issuance costs of $933	6,639,348	7	32,191	—	—	32,198
Exercise of pre-funded warrants	5,243,400	5	(5)	—	—	—
Restricted stock vested in the period	124,695	—	—	—	—	—
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(25,176)	(25,176)
Balances as of March 31, 2024	90,482,068	$90	$860,092	$(102)	$(597,675)	$262,405

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock vested in the period	73,058	—	—	—	—	—
Stock-based compensation	—	—	4,607	—	—	4,607
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	$53	$691,963	$(217)	$(476,938)	$214,861

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(25,176)	$(38,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	536
Accretion of discount on available-for-sale securities	(1,137)	(902)
Stock-based compensation	4,660	4,607
Reduction in the carrying amount of right-of-use assets	308	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,629)	1,070
Other non-current assets	(361)	(12)
Accounts payable	(1,531)	3,035
Accrued liabilities	(3,378)	(2,771)
Operating lease liabilities	(570)	(348)
Other current liabilities	9	204
Net cash used in operating activities	(28,267)	(32,993)
Investing activities:
Purchases of property and equipment	—	(137)
Purchases of available-for-sale securities	(100,302)	(31,435)
Proceeds from maturities of available-for-sale securities	23,000	51,089
Net cash (used in) provided by investing activities	(77,302)	19,517
Financing activities:
Proceeds from the exercise of common stock options	198	111
Proceeds from the issuance of common stock, including related party of zero and $17,995 for the three months ended March 31, 2024 and 2023, respectively	33,131	17,995
Payment of financing costs	(917)	(525)
Net cash provided by financing activities	32,412	17,581
(Decrease) increase in cash, cash equivalents and restricted cash	(73,157)	4,105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(5)
Cash, cash equivalents and restricted cash
Beginning of period	226,142	141,052
End of period	$152,973	$145,152
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,216	$1,175
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$117	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$5

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2024, had an accumulated deficit of $597.7 million and cash and cash equivalents and short-term investments of $264.9 million.

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

The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Summary of Significant Accounting Policies

Reference is made to Note 2, Summary of Significant Accounting Policies, in the Company’s 2023 Form 10-K filed on March 26, 2024 for a detailed description of significant accounting policies. There have been no significant changes to the Company’s accounting policies as disclosed in its 2023 Form 10-K.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025. The Company will begin including financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ended December 31, 2024. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$40,150	$—	$—	$40,150
Commercial paper	Level 2	13,980	—	—	13,980
Government bonds	Level 2	86,360	1	(1)	86,360
Total cash equivalents		140,490	1	(1)	140,490
Short-term investments:
Government bonds	Level 2	113,025	1	(19)	113,007
Total short-term investments		113,025	1	(19)	113,007
		$253,515	$2	$(20)	$253,497

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,933	$—	$—	$143,933
Government bonds	Level 2	72,689	—	—	72,689
Total cash equivalents		216,622	—	—	216,622
Short-term investments:
Government bonds	Level 2	34,596	10	—	34,606
Total short-term investments		34,596	10	—	34,606
		$251,218	$10	$—	$251,228

For the three months ended March 31, 2024 and 2023, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of March 31, 2024 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash	$11,451	$8,488
Cash equivalents	140,490	216,622
Cash and cash equivalents	151,941	225,110
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$152,973	$226,142

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development costs	$4,643	$2,617
Prepaid insurance	418	704
Other prepaid expenses	708	760
Other current assets	23	63
Total prepaid expenses and other current assets	$5,792	$4,144

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$17,246	$17,245
Laboratory equipment	1,832	1,832
Furniture and fixtures	692	692
Computer equipment and software	33	33
Total property and equipment, gross	19,803	19,802
Less: accumulated depreciation	(5,568)	(5,029)
Total property and equipment, net	$14,235	$14,773

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended March 31, 2024 and 2023.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$4,527	$4,027
Accrued compensation	1,643	5,607
Accrued professional services	570	501
Other accrued expenses	117	100
Total accrued liabilities	$6,857	$10,235

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space from December 2021 through November 2023, for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was zero and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the operating lease right-of-use assets were $17.7 million and lease liabilities were $30.8 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 7.6 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Variable lease payments were $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Future minimum lease payments and related lease liabilities as of March 31, 2024, were as follows:

(in thousands)
2024 (remaining nine months)	$3,677
2025	5,065
2026	5,242
2027	5,425
2028 and thereafter	22,600
Total undiscounted lease payments	42,009
Less: Imputed interest	(11,224)
Total	$30,785

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

2023 Financing

In December 2023, the Company raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of the Company’s common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. An entity related to one of the Company’s directors participated in the public offering and purchased 350,000 shares of common stock for an aggregate price of approximately $1.0 million. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $52.9 million.

In February 2024, the Company issued an aggregate of 5,243,400 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 5,244,444 shares of common stock. In April 2024, the Company issued an aggregate of 965,427 shares of common stock upon the exercise of pre-funded warrants. As of March 31, 2024, and as of the date of issuance of these interim condensed financial statements, pre-funded warrants to purchase up to 13,135,417 shares and 12,169,990 shares of common stock remained outstanding from the 2023 financing, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In March 2023, the Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of March 31, 2024, pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock remained outstanding from the 2022 financing.

2021 At-the-Market (ATM) Program

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During 2023, the Company sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for net proceeds of approximately $17.5 million after deducting commissions paid to TD Cowen. During the three months ended March 31, 2024, the Company sold 6,639,348 shares of common stock under the 2021 ATM program for net proceeds of approximately $32.2 million. As of March 31, 2024, approximately $48.9 million remained available for the offer and sale of shares of common stock under the 2021 ATM program. Subsequent to March 31, 2024 and through the date of issuance of these interim condensed financial statements, net proceeds of approximately $6.4 million were raised as a result of the sale of shares of the Company’s common stock through the 2021 ATM program.

2024 ATM Program

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of March 31, 2024, the Company has not made any sales under the 2024 ATM program.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	11,859,362	9,208,970
Stock options reserved for 2020 Incentive Award Plan	1,762,992	1,988,340
Unvested restricted stock units outstanding	915,861	495,579
Common stock reserved for 2021 ATM program	25,980,123	2,619,471
Common stock reserved for 2024 ATM program	25,000,000	—
Common stock reserved for Employee Stock Purchase Plan	2,122,071	1,338,381
Common stock reserved for 2022 Employment Inducement Award Plan	1,667,300	758,084
Common stock reserved for pre-funded warrants	35,248,479	40,493,510
Common stock reserved for common warrants	8,427,508	8,427,508
Total common stock reserved	112,983,696	65,329,843

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2024, there were 1,762,992 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of March 31, 2024, there were 1,667,300 shares available for issuance under the Inducement Plan.

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,208,970	$10.31	7.53	$2,930
Stock options granted	3,121,592	$5.13
Stock options exercised	(105,526)	$2.06
Stock options forfeited	(365,674)	$9.15
Balances as of March 31, 2024	11,859,362	$9.05	7.91	$18,184
Exercisable as of March 31, 2024	5,469,398	$12.11	6.49	$5,860

The total intrinsic value of options exercised was $0.3 million for each of the three months ended March 31, 2024 and 2023. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2024 and 2023 was $4.06 and $4.35 per share, respectively.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $29.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	495,579	$5.69
Granted	602,600	5.13
Vested	(124,695)	6.44
Cancelled	(57,623)	5.33
Unvested as of March 31, 2024	915,861	$5.24

As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $4.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of March 31, 2024, 2,122,071 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16th and November 16th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2024.

The stock-based compensation expense related to the ESPP was $0.1 million for each of the three months ended March 31, 2024 and 2023.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,282	$2,251
General and administrative	2,378	2,356
Total stock-based compensation expense	$4,660	$4,607

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

Expected Volatility—Beginning in 2024, the expected volatility was estimated based on a weighted volatility using both the Company’s trading history for its common stock and the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. Prior to 2024, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty.

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.02 - 6.08	6.02 - 6.08
Expected volatility	95.90% - 96.20%	81.20% - 81.50%
Risk-free interest rate	4.29% - 4.33%	3.58% - 4.02%
Dividend yield	—	—

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 35,248,479 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	11,859,362	9,389,106
Shares subject to Employee Stock Purchase Plan	79,748	87,983
Unvested restricted stock units	915,861	678,996
Common warrants	8,427,508	8,427,508
Total	21,282,479	18,583,593

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 26, 2024.

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
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, into a pivotal Phase 3 program for the potential treatment of patients with GA. GA is the leading cause of vision loss in the elderly, that affects an estimated eight million people globally. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity, a key driver of GA, and the loss of photoreceptor neurons. In a randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER clinical trial of 270 patients with GA, ANX007 was the first and only program to show statistically significant and consistent protection against vision loss in a broad population of patients with GA, measured by best corrected visual acuity, or BCVA, ≥15-letter loss, the widely accepted and clinically meaningful functional endpoint. Significant protection from vision loss was also shown in multiple additional prespecified measures of BCVA and visual function, including low luminance visual acuity (LLVA) and low luminance visual deficit (LLVD). ANX007’s treatment effect increased over the course of the on-treatment portion of the study, suggesting that ANX007 may provide a growing and durable treatment effect over time. While benefit gained against vision lost was maintained during the subsequent six-month off-treatment period, the rate of decline for BCVA ≥ 15-letter vision began to parallel that of sham, providing additional support for the observed on-treatment protection. ANX007 was also shown to protect key retinal structures important for vision, including significant protection from photoreceptor loss, supported by slowing of loss of foveal retinal pigment epithelium (RPE). ANX007 was generally well-tolerated through month 12, with no increase in choroidal neovascularization (CNV) rates between the treated and sham arms and no events of retinal vasculitis reported. In December 2023, we announced FDA alignment on a Phase 3 registrational program for ANX007 in GA using, for the first-time, the prevention of ≥15-letter loss of BCVA as the primary outcome measure. We plan to initiate the Phase 3 ARCHER II trial in mid-2024, a global sham-controlled trial designed to confirm the results from the Phase 2 ARCHER trial. We also plan to initiate the Phase 3 ARROW trial in late 2024, an injection-controlled head-to-head study against SYFOVRE® (pegcetacoplan injection) with the potential to underscore ANX007’s unique mechanism of action and critical differentiation on visual function. ANX007 has been granted Fast Track designation from the FDA and is the first therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
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

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $25.2 million and $38.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $597.7 million and cash and cash equivalents and short-term investments of $264.9 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$20,963	$32,345	$(11,382)	(35%)
General and administrative	7,609	8,897	(1,288)	(14%)
Total operating expenses	28,572	41,242	(12,670)	(31%)
Loss from operations	(28,572)	(41,242)	12,670	(31%)
Interest and other income, net	3,396	2,566	830	32%
Net loss	$(25,176)	$(38,676)	$13,500	(35%)

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$6,706	$11,198	$(4,492)	(40%)
Consulting and professional services	2,226	2,011	215	11%
Contract manufacturing	1,758	8,244	(6,486)	(79%)
Laboratory supplies and materials	157	418	(261)	(62%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,173	8,968	(795)	(9%)
Facilities and depreciation	1,687	1,244	443	36%
Other	256	262	(6)	(2%)
Total research and development expenses	$20,963	$32,345	$(11,382)	(35%)

Research and development expenses decreased by $11.4 million, or 35%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of $6.5 million in contract manufacturing expenses related to ANX005 clinical supply, a decrease of $4.5 million in direct clinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, and a decrease of $0.8 million in compensation and personnel-related expenses due to a decrease in headcount, partially offset by an increase of $0.4 million in facilities and depreciation due to facilities allocation and no sublease income as the sublease agreement expired in November 2023.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,961	$4,372	$(411)	(9%)
Consulting and professional services	2,552	3,589	(1,037)	(29%)
Facilities and depreciation	676	516	160	31%
Other	420	420	—	0%
Total general and administrative expenses	$7,609	$8,897	$(1,288)	(14%)

General and administrative expenses decreased by $1.3 million, or 14%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a reduction of $1.0 million in consulting and professional services costs for accounting, legal fees, and other consulting fees. Compensation and personnel-related expenses decreased by $0.4 million due to a decrease in headcount.

Interest and other income, net

Interest and other income, net, increased by $0.8 million, or 32%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of March 31, 2024, we had available cash and cash equivalents and short-term investments of $264.9 million and an accumulated deficit of $597.7 million.

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(28,267)	$(32,993)
Net cash (used in) provided by investing activities	(77,302)	19,517
Net cash provided by financing activities	32,412	17,581
(Decrease) increase in cash, cash equivalents and restricted cash	$(73,157)	$4,105

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $28.3 million, which consisted of a net loss of $25.2 million and a net change of $7.5 million in our operating assets and liabilities, partially offset by $4.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $4.7 million, depreciation and amortization of $0.5 million, reduction in the carrying amount of right-of-use assets of $0.3 million, partially offset by accretion of discount on available-for-sale securities of $1.1 million.

Cash used in operating activities for the three months ended March 31, 2023 was $33.0 million, which consisted of a net loss of $38.7 million, partially offset by $4.5 million in non-cash charges and a net change of $1.0 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.6 million, depreciation and amortization of $0.5 million, and reduction in the carrying amount of right-of-use assets of $0.3 million, partially offset by accretion of discount on available-for-sale securities of $0.9 million.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $77.3 million, which consisted of $100.3 million of purchases of available-for-sale securities, partially offset by $23.0 million of proceeds from maturities of available-for-sale securities.

Cash provided by investing activities for the three months ended March 31, 2023 was $19.5 million, which consisted of $51.1 million of proceeds from maturities of available-for-sale securities, partially offset by $31.4 million of purchases of available-for-sale securities and $0.1 million of equipment purchases.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $32.4 million, which consisted of $32.2 million of net proceeds from the issuance of common stock under our 2021 ATM program and $0.2 million of proceeds from the exercise of common stock options.

Cash provided by financing activities for the three months ended March 31, 2023 was $17.6 million, which consisted of $17.5 million of net proceeds from the issuance of common stock to a related party under our 2021 ATM program and $0.1 million of proceeds from the exercise of common stock options.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

In February 2024, we issued an aggregate of 5,243,400 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 5,244,444 shares of common stock. In April 2024, we issued an aggregate of 965,427 shares of common stock upon the exercise of pre-funded warrants. As of March 31, 2024, and as of the date of issuance of our interim condensed financial statements, pre-funded warrants to purchase up to 13,135,417 shares and 12,169,990 shares of common stock remained outstanding from the 2023 financing, respectively.

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

In 2023, we issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,583,144 shares of common stock. As of March 31, 2024, pre-funded warrants to purchase up to 22,113,062 shares of common stock and common warrants to purchase up to 8,427,508 shares of common stock remained outstanding from the 2022 financing.

2021 At-the-Market (ATM) Program

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During 2023, we sold 2,646,458 shares of common stock at a price of $6.80 per share under the 2021 ATM program for net proceeds of approximately $17.5 million after deducting commissions paid to TD Cowen. During the three months ended March 31, 2024, we sold 6,639,348 shares of common stock under the 2021 ATM program for net proceeds of approximately $32.2 million. As of March 31, 2024, approximately $48.9 million remained available for the offer and sale of shares of common stock under the 2021 ATM program. Subsequent to March 31, 2024 and through the date of issuance of our interim condensed financial statements, net proceeds of approximately $6.4 million were raised as a result of the sale of shares of our common stock through the 2021 ATM program.

2024 ATM Program

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of March 31, 2024, we have not made any sales under the 2024 ATM program.

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

During the quarter ended March 31, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2023 and 2022 was approximately $134.2 million and $141.9 million, respectively, and our net loss for the three months ended March 31, 2024 was approximately $25.2 million. As of March 31, 2024, we had an accumulated deficit of $597.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $264.9 million. We expect our existing capital resources to fund our planned operating expenses into mid-2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to ANX007, there are two approved products for GA which may pose significant competition for ANX007, if approved. For additional information regarding our competition, see the section titled “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we had 70 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2022 and 2023 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $51.1 million of shares of our common stock as of March, 31, 2024. In addition, in July 2022 and December 2023, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of March 31, 2024, the number of shares of our common stock outstanding was 90,482,068. This number does not include 35,248,479 shares of common stock issuable upon the exercise of pre-funded warrants or 8,427,508 shares of common stock issuable upon the exercise of common warrants. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: May 13, 2024	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)