Form 10-Q
period 2024-06-30
Annexon, Inc.
filed 2024-08-12
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding as of August 8, 2024 was 105,653,962. This number does not include 41,283,052 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,304	$225,110
Short-term investments	211,395	34,606
Prepaid expenses and other current assets	5,270	4,144
Total current assets	373,969	263,860
Restricted cash	1,032	1,032
Property and equipment, net	13,702	14,773
Operating lease right-of-use assets	17,382	18,009
Total assets	$406,085	$297,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,126	$5,487
Accrued liabilities	10,657	10,235
Operating lease liabilities, current	2,345	2,165
Other current liabilities	20	41
Total current liabilities	17,148	17,928
Operating lease liabilities, non-current	27,858	29,190
Total liabilities	45,006	47,118
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	106	78
Additional paid-in capital	988,347	823,029
Accumulated other comprehensive loss	(89)	(52)
Accumulated deficit	(627,285)	(572,499)
Total stockholders’ equity	361,079	250,556
Total liabilities and stockholders’ equity	$406,085	$297,674

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$25,026	$30,251	$45,989	$62,596
General and administrative	8,554	7,440	16,163	16,337
Total operating expenses	33,580	37,691	62,152	78,933
Loss from operations	(33,580)	(37,691)	(62,152)	(78,933)
Interest and other income, net	3,970	2,503	7,366	5,069
Net loss	$(29,610)	$(35,188)	$(54,786)	$(73,864)
Net loss per share, basic and diluted	$(0.23)	$(0.47)	$(0.43)	$(0.99)
Weighted-average shares used in computing net loss per share, basic and diluted	130,132,960	75,230,003	126,403,081	74,546,995

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(29,610)	$(35,188)	$(54,786)	$(73,864)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(1)	(11)	(6)
Unrealized gain (loss) on available-for-sale securities	12	47	(26)	207
Comprehensive loss	$(29,597)	$(35,142)	$(54,823)	$(73,663)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556
Exercise of stock options	105,526	—	217	—	—	217
Issuance of common stock, net of issuance costs of $933	6,639,348	7	32,191	—	—	32,198
Exercise of pre-funded warrants	5,243,400	5	(5)	—	—	—
Restricted stock vested in the period	124,695	—	—	—	—	—
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(25,176)	(25,176)
Balances as of March 31, 2024	90,482,068	90	860,092	(102)	(597,675)	262,405
Exercise of stock options	35,914	—	171	—	—	171
Issuance of common stock per Employee Stock Purchase Plan purchase	98,534	1	214	—	—	215
Issuance of common stock, net of issuance costs of $480	936,719	1	6,125	—	—	6,126
Issuance of common stock and pre-funded warrants, net of issuance costs of $8,183	13,001,120	13	116,804	—	—	116,817
Exercise of pre-funded warrants	965,427	1	(1)	—	—	—
Exercise of common warrants	19,901	—	—	—	—	—
Stock-based compensation	—	—	4,942	—	—	4,942
Other comprehensive income	—	—	—	13	—	13
Net loss	—	—	—	—	(29,610)	(29,610)
Balances as of June 30, 2024	105,539,683	$106	$988,347	$(89)	$(627,285)	$361,079

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock vested in the period	73,058	—	—	—	—	—
Stock-based compensation	—	—	4,607	—	—	4,607
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	53	691,963	(217)	(476,938)	214,861
Exercise of stock options	283	—	—	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	70,155	—	345	—	—	345
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive income	—	—	—	46	—	46
Net loss	—	—	—	—	(35,188)	(35,188)
Balances as of June 30, 2023	53,151,111	$53	$696,968	$(171)	$(512,126)	$184,724

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(54,786)	$(73,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	1,072
Accretion of discount on available-for-sale securities	(2,932)	(1,695)
Stock-based compensation	9,602	9,267
Reduction in the carrying amount of right-of-use assets	627	538
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,126)	818
Accounts payable	(1,457)	(152)
Accrued liabilities	194	(4,495)
Operating lease liabilities	(1,152)	(844)
Other current liabilities	(21)	(19)
Net cash used in operating activities	(49,976)	(69,374)
Investing activities:
Purchases of property and equipment	—	(167)
Purchases of available-for-sale securities	(266,183)	(69,875)
Proceeds from maturities of available-for-sale securities	92,300	95,090
Net cash (used in) provided by investing activities	(173,883)	25,048
Financing activities:
Proceeds from the exercise of common stock options	388	111
Proceeds from Employee Stock Purchase Plan purchases	215	345
Proceeds from the issuance of common stock, including related party of zero and $17,995 for the six months ended June 30, 2024 and 2023, respectively	39,737	17,995
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	117,500	—
Payment of financing costs	(1,776)	(525)
Net cash provided by financing activities	156,064	17,926
Decrease in cash, cash equivalents and restricted cash	(67,795)	(26,400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(6)
Cash, cash equivalents and restricted cash
Beginning of period	226,142	141,052
End of period	$158,336	$114,646
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$2,432	$2,350
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$320	$—

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2024, had an accumulated deficit of $627.3 million and cash and cash equivalents and short-term investments of $368.7 million.

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

The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$36,226	$—	$—	$36,226
Government bonds	Level 2	118,139	1	(1)	118,139
Total cash equivalents		154,365	1	(1)	154,365
Short-term investments:
Government bonds	Level 2	211,402	4	(11)	211,395
Total short-term investments		211,402	4	(11)	211,395
		$365,767	$5	$(12)	$365,760

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,933	$—	$—	$143,933
Government bonds	Level 2	72,689	—	—	72,689
Total cash equivalents		216,622	—	—	216,622
Short-term investments:
Government bonds	Level 2	34,596	10	—	34,606
Total short-term investments		34,596	10	—	34,606
		$251,218	$10	$—	$251,228

For the three and six months ended June 30, 2024 and 2023, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of June 30, 2024 relates to the letters of credit established for the Company’s office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash	$2,939	$8,488
Cash equivalents	154,365	216,622
Cash and cash equivalents	157,304	225,110
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$158,336	$226,142

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development costs	$4,130	$2,617
Prepaid insurance	309	704
Other prepaid expenses	831	760
Other current assets	—	63
Total prepaid expenses and other current assets	$5,270	$4,144

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$17,245	$17,245
Laboratory equipment	1,832	1,832
Furniture and fixtures	692	692
Computer equipment and software	33	33
Construction in progress	4	—
Total property and equipment, gross	19,806	19,802
Less: accumulated depreciation	(6,104)	(5,029)
Total property and equipment, net	$13,702	$14,773

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended June 30, 2024 and 2023, and $1.1 million for each of the six months ended June 30, 2024 and 2023.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$6,538	$4,027
Accrued compensation	2,766	5,607
Accrued professional services	1,240	501
Other accrued expenses	113	100
Total accrued liabilities	$10,657	$10,235

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space from December 2021 through November 2023, for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was zero and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and zero and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the operating lease right-of-use assets were $17.4 million and lease liabilities were $30.2 million on the condensed consolidated balance sheet. The weighted-average remaining lease term is 7.3 years.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. Variable lease payments were $0.6 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Future minimum lease payments and related lease liabilities as of June 30, 2024, were as follows:

(in thousands)
2024 (remaining six months)	$2,461
2025	5,065
2026	5,242
2027	5,425
2028 and thereafter	22,600
Total undiscounted lease payments	40,793
Less: Imputed interest	(10,590)
Total	$30,203

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

2024 Financing

In June 2024, the Company raised net proceeds of approximately $116.8 million after deducting underwriting discounts and offering expenses through the sale of 13,001,120 shares of the Company’s common stock, par value $0.001 per share at a price of $6.25 per share and pre-funded warrants to purchase an aggregate of 7,000,000 shares of common stock at a price of $6.249 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $43.7 million.

2023 Financing

In December 2023, the Company raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of the Company’s common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. An entity related to one of the Company’s directors participated in the public offering and purchased 350,000 shares of common stock for an aggregate price of approximately $1.0 million. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital in the amount of $52.9 million. The Company issued an aggregate of 5,243,400 shares and 965,427 shares of common stock upon the cashless and cash exercise of these pre-funded warrants in February 2024 and April 2024, respectively.

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. The Company issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the common warrants in June 2024.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of June 30, 2024	8,104,615	41,283,052

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Exercised	—	(2,583,144)	$0.001
Balances as of June 30, 2023	8,427,508	22,113,062

2024 ATM Program

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of June 30, 2024, the Company has not made any sales under the 2024 ATM program.

2021 At-the-Market (ATM) Program

In August 2021, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the six months ended June 30, 2024 and 2023, the Company sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen. As of June 30, 2024 and December 31, 2023, approximately $42.3 million and $82.0 million, respectively, remained available for the offer and sale of shares of common stock under the 2021 ATM program. The Form S-3 registration statement pursuant to which the 2021 ATM Program is registered will expire on August 15, 2024, and no shares of common stock may be sold under the 2021 ATM Program after that date.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	June 30, 2024	December 31, 2023
Stock options issued and outstanding	11,937,414	9,208,970
Stock options reserved for 2020 Incentive Award Plan	1,861,959	1,988,340
Unvested restricted stock units outstanding	867,298	495,579
Common stock reserved for 2021 ATM program	25,043,404	2,619,471
Common stock reserved for 2024 ATM program	25,000,000	—
Common stock reserved for Employee Stock Purchase Plan	2,023,537	1,338,381
Common stock reserved for 2022 Employment Inducement Award Plan	1,502,930	758,084
Common stock reserved for pre-funded warrants	41,283,052	40,493,510
Common stock reserved for common warrants	8,104,615	8,427,508
Total common stock reserved	117,624,209	65,329,843

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2024, there were 1,861,959 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 2,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of June 30, 2024, there were 1,502,930 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,208,970	$10.31	7.53	$2,930
Stock options granted	3,596,114	$5.26
Stock options exercised	(141,440)	$2.74
Stock options forfeited	(726,230)	$10.08
Balances as of June 30, 2024	11,937,414	$8.89	7.77	$3,355
Exercisable as of June 30, 2024	6,002,916	$11.62	6.51	$1,739

The total intrinsic value of options exercised was $0.1 million and zero for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2024 and 2023 was $4.17 and $4.18 per share, respectively.

As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $26.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	495,579	$5.69
Granted	602,600	5.13
Vested	(124,695)	6.44
Cancelled	(106,186)	5.29
Unvested as of June 30, 2024	867,298	$5.24

As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $3.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

30, 2024, 2,023,537 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16th and November 16th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2024.

The stock-based compensation expense related to the ESPP was $41,000 and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million for each of the six months ended June 30, 2024 and 2023.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,311	$2,307	$4,593	$4,558
General and administrative	2,631	2,353	5,009	4,709
Total stock-based compensation expense	$4,942	$4,660	$9,602	$9,267

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.08	5.50 - 6.08	6.02 - 6.08	5.50 - 6.08
Expected volatility	96.20% - 97.80%	81.50% - 82.40%	95.90% - 97.80%	81.20% - 82.40%
Risk-free interest rate	4.22% - 4.65%	3.47% - 3.86%	4.22% - 4.65%	3.47% - 4.02%
Dividend yield	—	—	—	—

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 41,283,052 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	11,937,414	9,187,093
Shares subject to Employee Stock Purchase Plan	7,850	15,031
Unvested restricted stock units	867,298	660,031
Common warrants	8,104,615	8,427,508
Total	20,917,177	18,289,663

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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration for the potential treatment of patients with GBS, a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis with no approved therapies in the U.S. In the second quarter of 2024, we announced positive results from the completed pivotal Phase 3 trial in GBS at the 2024 Peripheral Nerve Society (PNS) Annual Meeting. Data showed that ANX005-treated patients demonstrated faster and more complete recovery from week 1 through week 26 on primary and multiple pre-specified endpoints. Early, robust and durable treatment effects expedited recovery and led to patients walking and off ventilation approximately one month earlier. A single infusion of ANX005 was generally well-tolerated with a safety profile similar to placebo and adverse events balanced across groups. We intend to establish comparability of the GBS patient population in our Phase 3 trial with patients from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, a global, prospective, observational, multicenter cohort study that has enrolled 2,000 patients who were followed for one to three years. We have initiated a real-world evidence, or RWE, comparability protocol with IGOS with initial topline data anticipated by year-end 2024 to support our planned Biologics License Applications, or BLA, submission in the first half of 2025. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration for the potential treatment of patients with GA, the leading cause of blindness in the elderly, that affects an estimated eight million people globally. In the Phase 2 ARCHER trial, ANX007 was shown to preserve vision on multiple measures and provided significant structural protection within the retina, particularly of photoreceptors in the central fovea that are important to visual acuity. ANX007 was generally well-tolerated through month 12, with no increase in choroidal neovascularization (CNV) rates between the treated and sham arms and no events of retinal vasculitis reported. In August 2024, we announced that patient dosing was initiated in the global pivotal Phase 3 ARCHER II trial, the only GA pivotal program utilizing visual protection as the global regulatory-aligned primary end point. Topline data from the ARCHER II trial are expected in the second half of 2026. Plans for a Phase 3 injection-controlled study, ARROW, to assess the prevention of ≥15-letter loss of BCVA, are also ongoing. ANX007 has been granted Fast Track designation from the FDA and is the first therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers, ANX1502 was generally well tolerated with no serious adverse events, achieved target levels of active drug and showed supportive impact on a pharmacodynamic (PD) biomarker of complement activity. We have completed a bridging study from liquid to a tablet formulation of ANX1502 and are on track to advance a proof-of-concept study designed to assess PD in patients with cold agglutinin disease, or CAD, with data expected in the fourth quarter of 2024.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $29.6 million and $35.2 million for the three months ended June 30, 2024 and 2023, respectively, and $54.8 million and $73.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $627.3 million and cash and cash equivalents and short-term investments of $368.7 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$25,026	$30,251	$(5,225)	(17%)
General and administrative	8,554	7,440	1,114	15%
Total operating expenses	33,580	37,691	(4,111)	(11%)
Loss from operations	(33,580)	(37,691)	4,111	(11%)
Interest and other income, net	3,970	2,503	1,467	59%
Net loss	$(29,610)	$(35,188)	$5,578	(16%)

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$7,905	$11,894	$(3,989)	(34%)
Consulting and professional services	3,835	2,575	1,260	49%
Contract manufacturing	2,970	5,287	(2,317)	(44%)
Laboratory supplies and materials	161	607	(446)	(73%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,158	8,405	(247)	(3%)
Facilities and depreciation	1,770	1,231	539	44%
Other	227	252	(25)	(10%)
Total research and development expenses	$25,026	$30,251	$(5,225)	(17%)

Research and development expenses decreased by $5.2 million, or 17%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of $4.0 million in direct clinical and nonclinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, a decrease of $2.3 million in contract manufacturing expenses for ANX005, a decrease of $0.4 million in laboratory supplies and materials, and a decrease of $0.2 million in compensation and personnel-related expenses due to a decrease in headcount, partially offset by an increase of $1.3 million in consulting and professional services, and an increase of $0.5 million in facilities related costs due to completion of sublease agreement.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,324	$4,267	$57	1%
Consulting and professional services	3,089	2,397	692	29%
Facilities and depreciation	637	419	218	52%
Other	504	357	147	41%
Total general and administrative expenses	$8,554	$7,440	$1,114	15%

General and administrative expenses increased by $1.1 million, or 15%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $0.7 million in consulting and professional services costs for business development and market research, and an increase of $0.2 million in facilities related costs.

Interest and other income, net

Interest and other income, net, increased by $1.5 million, or 59%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to higher average cash balance and favorable interest rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$45,989	$62,596	$(16,607)	(27%)
General and administrative	16,163	16,337	(174)	(1%)
Total operating expenses	62,152	78,933	(16,781)	(21%)
Loss from operations	(62,152)	(78,933)	16,781	(21%)
Interest and other income, net	7,366	5,069	2,297	45%
Net loss	$(54,786)	$(73,864)	$19,078	(26%)

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$14,611	$23,092	$(8,481)	(37%)
Consulting and professional services	6,061	4,586	1,475	32%
Contract manufacturing	4,728	13,531	(8,803)	(65%)
Laboratory supplies and materials	318	1,025	(707)	(69%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	16,331	17,373	(1,042)	(6%)
Facilities and depreciation	3,457	2,475	982	40%
Other	483	514	(31)	(6%)
Total research and development expenses	$45,989	$62,596	$(16,607)	(27%)

Research and development expenses decreased by $16.6 million, or 27%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of $8.8 million in contract manufacturing expenses for ANX005, a decrease of $8.5 million in direct clinical and nonclinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, a decrease of $1.0 million in compensation and personnel-related expenses due to a decrease in headcount, and a decrease in $0.7 million of laboratory supplies and materials, partially offset by an increase of $1.4 million in consulting and professional services, and an increase of $1.0 million in facilities related costs due to completion of sublease agreement.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$8,285	$8,639	$(354)	(4%)
Consulting and professional services	5,641	5,986	(345)	(6%)
Facilities and depreciation	1,313	935	378	40%
Other	924	777	147	19%
Total general and administrative expenses	$16,163	$16,337	$(174)	(1%)

General and administrative expenses decreased by $0.2 million, or 1%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of compensation and personnel-related expenses of $0.4 million due to a decrease in headcount, and a decrease of $0.3 million in consulting and professional services costs, partially offset by an increase in $0.4 million in facilities related costs due to completion of sublease agreement.

Interest and other income, net

Interest and other income, net, increased by $2.3 million, or 45%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to higher average cash balance and favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of June 30, 2024, we had available cash and cash equivalents and short-term investments of $368.7 million and an accumulated deficit of $627.3 million.

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(49,976)	$(69,374)
Net cash (used in) provided by investing activities	(173,883)	25,048
Net cash provided by financing activities	156,064	17,926
Decrease in cash, cash equivalents and restricted cash	$(67,795)	$(26,400)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $50.0 million, which consisted of a net loss of $54.8 million and a net change of $3.6 million in our operating assets and liabilities, partially offset by $8.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $9.6 million, depreciation and amortization of $1.1 million, reduction in the carrying amount of right-of-use assets of $0.6 million, partially offset by accretion of discount on available-for-sale securities of $2.9 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $173.9 million, which consisted of $266.2 million of purchases of available-for-sale securities, partially offset by $92.3 million of proceeds from maturities of available-for-sale securities.

Cash provided by investing activities for the six months ended June 30, 2023 was $25.0 million, which consisted of $95.1 million of proceeds from maturities of available-for-sale securities, partially offset by $69.9 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $156.1 million, which consisted of $116.8 million of net proceeds from the issuance of common stock and pre-funded warrants under our 2024 financing, $38.4 million of net proceeds from the issuance of common stock under our 2021 ATM program and $0.6 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Until such time, if ever, as we can generate substantial product revenue, we will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

2024 Financing

In June 2024, we raised net proceeds of approximately $116.8 million after deducting underwriting discounts and offering expenses through the sale of 13,001,120 shares of our common stock, par value $0.001 per share at a price of $6.25 per share and pre-funded warrants to purchase an aggregate of 7,000,000 shares of common stock at a price of $6.249 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant.

2023 Financing

In December 2023, we raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of our common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. We issued an aggregate of 5,243,400 and 965,427 shares of common stock upon cashless and cash exercise of these pre-funded warrants in February 2024 and April 2024, respectively.

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. We issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. We issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the common warrants in June 2024.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of June 30, 2024	8,104,615	41,283,052

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Exercised	—	(2,583,144)	$0.001
Balances as of June 30, 2023	8,427,508	22,113,062

2024 ATM Program

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of June 30, 2024, we have not made any sales under the 2024 ATM program.

2021 At-the-Market (ATM) Program

In August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the six months ended June 30, 2024 and 2023, we sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen. As of June 30, 2024 and December 31, 2023, approximately $42.3 million and $82.0 million, respectively, remained available for the offer and sale of shares of common stock under the 2021 ATM program. The Form S-3 registration statement pursuant to which the 2021 ATM Program is registered will expire on August 15, 2024, and no shares of common stock may be sold under the 2021 ATM Program after that date.

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

During the quarter ended June 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2023 and 2022 was approximately $134.2 million and $141.9 million, respectively, and our net loss for the three and six months ended June 30, 2024 was approximately $29.6 million and $54.8 million, respectively. As of June 30, 2024, we had an accumulated deficit of $627.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $368.7 million. We expect our existing capital resources to fund our planned operating expenses into the second half of 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Conducting two large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. In addition, there are two FDA-approved therapies for GA in the United States, which may adversely impact our ability to recruit patients into our clinical trials. Our timelines and costs for the Phase 3 trials in GA could be substantially longer and larger than we initially planned. We may need additional capital to complete the Phase 3 clinical program for ANX007 and may not be able to raise sufficient capital in a timely manner. The occurrence of any such events could delay either trial, prevent us from completing one or more of our clinical trials, seeking FDA approval of ANX007 for GA, if ever, and could delay or prevent commercialization of ANX007.

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

For example, we believe that we will be able to seek FDA approval of ANX005 for the treatment of patients with GBS based on the results from a single pivotal trial. However, the FDA may not agree that the data from one pivotal trial are sufficient to warrant approval of ANX005, even if we believe the results are sufficiently positive. In such an event, we would be required to conduct one or more additional clinical trials before seeking FDA approval of ANX005 for patients with GBS, if ever, which would increase our expenses and could delay or prevent commercialization of ANX005 in GBS. In addition, our recently reported ARCHER data showed that ANX007 protected against vision loss as measured by changes from baseline in the widely accepted functional endpoint of best corrected visual acuity of ≥15 letter loss, or BCVA15. Based on this data, we expect to conduct a global clinical trial of ANX007 for the treatment of GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. While we have attempted to design a global clinical development program that satisfies the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or agree that the data from the global Phase 3 registrational program are sufficient to warrant approval of ANX007. Following discussions with the FDA and the EMA, we have designed a two-part global registrational program for ANX007 in GA. As a result, our timelines and costs for the Phase 3 trials of ANX007 in GA could be substantially longer and larger than we initially planned.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and have completed our Phase 3 clinical trial of ANX005 in patients with GBS exclusively at sites in Southeast Asia. We have also designed a global Phase 3 program for ANX007 in GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of real-world evidence (RWE), such as electronic health records or the collection of larger confirmatory data sets. In particular, provided that all of our studies to date for ANX005 in GBS have been conducted exclusively at sites outside the United States, we have initiated a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from the International Guillain-Barré syndrome Outcome Study (IGOS). Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We intend to use the RWE study as part of our registration package in support of the ANX005 BLA. Conducting this RWE study may be expensive, or may result in delays of our BLA and any regulatory approval of ANX005. Any such expenses or delays may adversely impact our business and operations and may negatively impact our stock price.

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

As of June 30, 2024, we had 71 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2022, 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $57.7 million of shares of our common stock as of June, 30, 2024. In addition, in July 2022, December 2023 and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of June 30, 2024, the number of shares of our common stock outstanding was 105,539,683. This number does not include 41,283,052 shares of common stock issuable upon the exercise of pre-funded warrants or 8,104,615 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. Our third-party service providers have experienced and may experience in the future a security incident or other interruption. For example, one of our third-party drug component suppliers experienced a cyber-attack, which did not materially impact our operations. In addition, in 2024, one of our vendors experienced a cyber-attack which resulted in our access to the third-party system being unavailable to us for a brief period of time before being restored. We concluded that there was no material impact to our operations and clinical data. These types of incidents have and could lead to business interruption and additional costs. Any significant system failure, accident or security breach and resulting interruptions in our operations or our critical third parties’ operations could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons.

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Types of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Jennifer Lew, Chief Financial Officer	Adopt	4/10/2024	X		23,505		4/14/2025
Douglas Love, Chief Executive Officer	Adopt	4/12/2024	X		37,994		1/22/2025
Ted Yednock, Executive Vice President and Chief Innovation Officer	Adopt	4/12/2024	X		324,042		6/30/2025

__________________

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

Annexon, Inc.
Date: August 12, 2024	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)