Form 10-Q
period 2024-09-30
Annexon, Inc.
filed 2024-11-14
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2024 was 106,593,505. This number does not include 41,283,052 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,540	$225,110
Short-term investments	260,576	34,606
Prepaid expenses and other current assets	4,176	4,144
Total current assets	344,292	263,860
Restricted cash	1,032	1,032
Property and equipment, net	13,169	14,773
Operating lease right-of-use assets	17,050	18,009
Other non-current assets	3,233	—
Total assets	$378,776	$297,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,748	$5,487
Accrued and other current liabilities	10,861	10,276
Operating lease liabilities, current	2,437	2,165
Total current liabilities	20,046	17,928
Operating lease liabilities, non-current	27,170	29,190
Total liabilities	47,216	47,118
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	106	78
Additional paid-in capital	993,486	823,029
Accumulated other comprehensive loss	77	(52)
Accumulated deficit	(662,109)	(572,499)
Total stockholders’ equity	331,560	250,556
Total liabilities and stockholders’ equity	$378,776	$297,674

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$30,105	$27,893	$76,094	$90,489
General and administrative	9,337	6,888	25,500	23,225
Total operating expenses	39,442	34,781	101,594	113,714
Loss from operations	(39,442)	(34,781)	(101,594)	(113,714)
Interest and other income, net	4,618	2,299	11,984	7,368
Net loss	$(34,824)	$(32,482)	$(89,610)	$(106,346)
Net loss per share, basic and diluted	$(0.25)	$(0.43)	$(0.68)	$(1.42)
Weighted-average shares used in computing net loss per share, basic and diluted	139,933,019	75,342,495	130,945,980	74,815,274

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(34,824)	$(32,482)	$(89,610)	$(106,346)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(2)	(9)	(8)
Unrealized gain on available-for-sale securities	164	50	138	257
Comprehensive loss	$(34,658)	$(32,434)	$(89,481)	$(106,097)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556
Exercise of stock options	105,526	—	217	—	—	217
Issuance of common stock, net of issuance costs of $933	6,639,348	7	32,191	—	—	32,198
Exercise of pre-funded warrants	5,243,400	5	(5)	—	—	—
Restricted stock vested in the period	124,695	—	—	—	—	—
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(25,176)	(25,176)
Balances as of March 31, 2024	90,482,068	90	860,092	(102)	(597,675)	262,405
Exercise of stock options	35,914	—	171	—	—	171
Issuance of common stock per Employee Stock Purchase Plan purchase	98,534	1	214	—	—	215
Issuance of common stock, net of issuance costs of $480	936,719	1	6,125	—	—	6,126
Issuance of common stock and pre-funded warrants, net of issuance costs of $8,183	13,001,120	13	116,804	—	—	116,817
Exercise of pre-funded warrants	965,427	1	(1)	—	—	—
Exercise of common warrants	19,901	—	—	—	—	—
Stock-based compensation	—	—	4,942	—	—	4,942
Other comprehensive income	—	—	—	13	—	13
Net loss	—	—	—	—	(29,610)	(29,610)
Balances as of June 30, 2024	105,539,683	106	988,347	(89)	(627,285)	361,079
Exercise of stock options	107,467	—	530	—	—	530
Restricted stock vested in the period	63,140	—	—	—	—	—
Stock-based compensation	—	—	4,609	—	—	4,609
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(34,824)	(34,824)
Balances as of September 30, 2024	105,710,290	$106	$993,486	$77	$(662,109)	$331,560

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Exercise of stock options	55,605	—	111	—	—	111
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Restricted stock vested in the period	73,058	—	—	—	—	—
Stock-based compensation	—	—	4,607	—	—	4,607
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(38,676)	(38,676)
Balances as of March 31, 2023	53,080,673	53	691,963	(217)	(476,938)	214,861
Exercise of stock options	283	—	—	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	70,155	—	345	—	—	345
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive income	—	—	—	46	—	46
Net loss	—	—	—	—	(35,188)	(35,188)
Balances as of June 30, 2023	53,151,111	53	696,968	(171)	(512,126)	184,724
Restricted stock vested in the period	87,874	—	—	—	—	—
Stock-based compensation	—	—	4,549	—	—	4,549
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(32,482)	(32,482)
Balances as of September 30, 2023	53,238,985	$53	$701,517	$(123)	$(544,608)	$156,839

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(89,610)	$(106,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,613	1,610
Accretion of discount on available-for-sale securities	(6,032)	(2,290)
Stock-based compensation	14,211	13,816
Reduction in the carrying amount of right-of-use assets	959	823
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32)	1,543
Other non-current assets	(3,184)	—
Accounts payable	1,247	(2,503)
Accrued and other current liabilities	585	(2,968)
Operating lease liabilities	(1,748)	(1,350)
Net cash used in operating activities	(81,991)	(97,665)
Investing activities:
Purchases of property and equipment	(9)	(186)
Purchases of available-for-sale securities	(411,900)	(83,612)
Proceeds from maturities of available-for-sale securities	192,100	156,684
Net cash (used in) provided by investing activities	(219,809)	72,886
Financing activities:
Proceeds from the exercise of common stock options	918	111
Proceeds from Employee Stock Purchase Plan purchases	215	345
Proceeds from the issuance of common stock, including to related parties, of zero and $17,995 for the nine months ended September 30, 2024 and 2023, respectively	39,737	17,995
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	117,500	—
Payment of financing costs	(2,131)	(525)
Net cash provided by financing activities	156,239	17,926
Decrease in cash, cash equivalents and restricted cash	(145,561)	(6,853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(8)
Cash, cash equivalents and restricted cash
Beginning of period	226,142	141,052
End of period	$80,572	$134,191
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$3,649	$3,525
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$14	$—
Deferred offering costs included in other non-current assets	$49	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$6

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2024, had an accumulated deficit of $662.1 million and cash and cash equivalents and short-term investments of $340.1 million.

The Company has historically funded its operations through the issuance of shares of its common stock and warrants. Based on projected activities, management projects that existing cash and cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. The Company’s future viability beyond that point is dependent on its ability to achieve development and regulatory milestones and obtain additional funding. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years. There are uncertainties associated with the Company’s ability to (1) obtain additional equity or debt financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs and its business could be materially harmed.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting.

The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$40,679	$—	$—	$40,679
Government bonds	Level 2	28,906	—	—	28,906
Total cash equivalents		69,585	—	—	69,585
Short-term investments:
Government bonds	Level 2	260,421	158	(3)	260,576
Total short-term investments		260,421	158	(3)	260,576
		$330,006	$158	$(3)	$330,161

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,933	$—	$—	$143,933
Government bonds	Level 2	72,689	—	—	72,689
Total cash equivalents		216,622	—	—	216,622
Short-term investments:
Government bonds	Level 2	34,596	10	—	34,606
Total short-term investments		34,596	10	—	34,606
		$251,218	$10	$—	$251,228

During the three and nine months ended September 30, 2024, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2024. There were nominal unrealized losses as of September 30, 2024, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds, are stated at fair value.

Restricted cash as of September 30, 2024 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash	$9,955	$8,488
Cash equivalents	69,585	216,622
Cash and cash equivalents	79,540	225,110
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$80,572	$226,142

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development costs	$2,300	$2,617
Prepaid insurance	1,013	704
Prepaid and other current assets	863	823
Total prepaid expenses and other current assets	$4,176	$4,144

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$17,254	$17,245
Laboratory equipment	1,832	1,832
Furniture and fixtures	692	692
Computer equipment and software	33	33
Total property and equipment, gross	19,811	19,802
Less: accumulated depreciation	(6,642)	(5,029)
Total property and equipment, net	$13,169	$14,773

The Company recognized depreciation for property and equipment of $0.5 million for each of the three months ended September 30, 2024 and 2023, and $1.6 million for each of the nine months ended September 30, 2024 and 2023.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$4,704	$4,027
Accrued compensation	4,389	5,607
Accrued professional services	1,562	501
Other accrued and current liabilities	206	141
Total accrued and other current liabilities	$10,861	$10,276

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space from December 2021 through November 2023, for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was zero and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and zero and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the operating lease right-of-use assets were $17.1 million and lease liabilities were $29.6 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 7.1 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. Variable lease payments were $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2024, were as follows:

(in thousands)
2024 (remaining three months)	$1,244
2025	5,065
2026	5,242
2027	5,425
2028 and thereafter	22,600
Total undiscounted lease payments	39,576
Less: Imputed interest	(9,969)
Total	$29,607

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. The Company issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the common warrants in June 2024. Subsequent to September 30, 2024 and through the date of issuance of these interim unaudited condensed financial statements, the Company issued an aggregate of 2,739,096 shares of common stock upon the cashless exercise of the pre-funded warrants.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the nine months ended September 30, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of September 30, 2024	8,104,615	41,283,052

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Exercised	—	(2,583,144)	$0.001
Balances as of September 30, 2023	8,427,508	22,113,062

2024 At-the-Market (ATM) Program

In March 2024, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of September 30, 2024, the Company has not made any sales under the 2024 ATM program. Subsequent to September 30, 2024 and through the date of issuance of these interim unaudited condensed financial statements, the Company sold 750,000 shares of common stock under the 2024 ATM for net proceeds of approximately $4.5 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the nine months ended September 30, 2024 and 2023, the Company sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen. The Form S-3 registration statement pursuant to which the 2021 ATM Program is registered expired on August 15, 2024, and no shares of common stock may be sold under the 2021 ATM Program after that date.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2024	December 31, 2023
Stock options issued and outstanding	12,757,684	9,208,970
Stock options reserved for 2020 Incentive Award Plan	2,059,871	1,988,340
Unvested restricted stock units outstanding	782,709	495,579
Common stock reserved for 2021 ATM program	—	2,619,471
Common stock reserved for 2024 ATM program	25,000,000	—
Common stock reserved for Employee Stock Purchase Plan	2,023,537	1,338,381
Common stock reserved for 2022 Employment Inducement Award Plan	2,398,730	758,084
Common stock reserved for pre-funded warrants	41,283,052	40,493,510
Common stock reserved for common warrants	8,104,615	8,427,508
Total common stock reserved	94,410,198	65,329,843

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2024, there were 2,059,871 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or, as amended, the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 4,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2024, there were 2,398,730 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,208,970	$10.31	7.53	$2,930
Stock options granted	4,710,324	$5.70
Stock options exercised	(248,907)	$3.69
Stock options forfeited	(912,703)	$10.96
Balances as of September 30, 2024	12,757,684	$8.69	7.79	$8,435
Exercisable as of September 30, 2024	6,429,000	$11.22	6.55	$4,278

The total intrinsic value of options exercised was $0.2 million and zero for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2024 and 2023 was $4.51 and $3.87 per share, respectively.

As of September 30, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $28.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	495,579	$5.69
Granted	602,600	5.13
Vested	(187,835)	5.59
Cancelled	(127,635)	5.29
Unvested as of September 30, 2024	782,709	$5.35

As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $3.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2024, 2,023,537 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2024.

The stock-based compensation expense related to the ESPP was $16,000 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,325	$2,243	$6,918	$6,801
General and administrative	2,284	2,306	7,293	7,015
Total stock-based compensation expense	$4,609	$4,549	$14,211	$13,816

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.02 - 6.08	6.08	6.02 - 6.08	5.50 - 6.08
Expected volatility	96.80% - 97.60%	81.80% - 81.90%	95.90% - 97.80%	81.20% - 82.40%
Risk-free interest rate	3.48% - 4.15%	4.20% - 4.42%	3.48% - 4.65%	3.47% - 4.42%
Dividend yield	—	—	—	—

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	12,757,684	9,335,202	12,757,684	9,335,202
Shares subject to Employee Stock Purchase Plan	36,364	97,880	36,364	97,880
Unvested restricted stock units	782,709	533,917	782,709	533,917
Common warrants	8,104,615	8,427,508	8,104,615	8,427,508
Total	21,681,372	18,394,507	21,681,372	18,394,507

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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration for the potential treatment of patients with GBS, a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis with no approved therapies in the U.S. In the second quarter of 2024, we announced positive results from the completed pivotal Phase 3 trial in GBS at the 2024 Peripheral Nerve Society Annual Meeting. Data showed that ANX005-treated patients demonstrated faster and more complete recovery from week 1 through week 26 on primary and multiple pre-specified endpoints. Early, robust and durable treatment effects expedited recovery and led to patients walking and off ventilation approximately one month earlier. A single infusion of ANX005 was generally well-tolerated with a safety profile similar to placebo and adverse events balanced across groups. We intend to establish comparability of the GBS patient population in our Phase 3 trial with patients from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, a global, prospective, observational, multicenter cohort study that has enrolled 2,000 patients who were followed for one to three years. We have initiated a real-world evidence, or RWE, comparability protocol with IGOS with initial topline data anticipated by year-end 2024 to support our planned Biologics License Applications, or BLA, submission in the first half of 2025. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration for the potential treatment of patients with GA, the leading cause of blindness in the elderly, that affects an estimated eight million people globally. In the Phase 2 ARCHER trial, ANX007 was shown to preserve vision on multiple measures and provided significant structural protection within the retina, particularly of photoreceptors in the central fovea that are important to visual acuity. ANX007 was generally well-tolerated through month 12, with no increase in choroidal neovascularization rates between the treated and sham arms and no events of retinal vasculitis reported. In August 2024, we announced that patient dosing was initiated in the global pivotal Phase 3 ARCHER II trial, the only GA pivotal program utilizing visual protection as the global regulatory-aligned primary end point. Topline data from the ARCHER II trial are expected in the second half of 2026. Plans for a Phase 3 injection-controlled study, ARROW, are being assessed. ANX007 has been granted Fast Track designation from the FDA and is the first therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers, ANX1502 was generally well tolerated with no serious adverse events, achieved target levels of active drug and showed supportive impact on a pharmacodynamic biomarker of complement activity. We have completed a bridging study from liquid to a tablet formulation of ANX1502 and have initiated an open-label single arm proof-of-concept, or POC, study in patients with cold agglutinin disease, or CAD. The POC study in CAD patients will evaluate ANX1502 administered twice daily for up to four weeks and will characterize the pharmacodynamics of ANX1502 on objective and established markers of complement activation and disease hemolysis. Initial data are expected in the first quarter of 2025.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $34.8 million and $32.5 million for the three months ended September 30, 2024 and 2023, respectively, and $89.6 million and $106.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $662.1 million and cash and cash equivalents and short-term investments of $340.1 million.

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
•
contract manufacturing costs to produce clinical trial materials and commercial materials to support any
BLA to the FDA; and
•
laboratory supplies and materials.

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

We expect our future research and development expenses to increase as we pursue regulatory approval of our product candidates, continue to advance our product candidates through late-stage clinical trials, invest in capabilities to prepare for commercialization including manufacturing, and hire additional personnel to support our organization. The process of conducting the necessary clinical research, development and manufacturing to obtain regulatory approval is costly and time-consuming, and the successful development and approval of our product candidates is highly uncertain.

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

We expect our general and administrative expenses to increase as we continue to support our research and development activities, grow our business, advance our product candidates in late-stage clinical trials and toward regulatory approval and commercialization activities, and operate as a public company.

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$30,105	$27,893	$2,212	8%
General and administrative	9,337	6,888	2,449	36%
Total operating expenses	39,442	34,781	4,661	13%
Loss from operations	(39,442)	(34,781)	(4,661)	13%
Interest and other income, net	4,618	2,299	2,319	101%
Net loss	$(34,824)	$(32,482)	$(2,342)	7%

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$8,027	$10,326	$(2,299)	(22%)
Consulting and professional services	4,886	2,012	2,874	143%
Contract manufacturing	6,421	5,588	833	15%
Laboratory supplies and materials	140	323	(183)	(57%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	8,728	8,265	463	6%
Facilities and depreciation	1,679	1,142	537	47%
Other	224	237	(13)	(5%)
Total research and development expenses	$30,105	$27,893	$2,212	8%

Research and development expenses increased by $2.2 million, or 8%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $2.9 million in consulting and professional services supporting the advancement of our flagship programs, an increase of $0.8 million in contract manufacturing expenses for ANX005, an increase of $0.5 million in facilities related costs due to the expiration of a sublease agreement, and an increase of $0.5 million in compensation and personnel-related expenses due to an increase in headcount, partially offset by a decrease of $2.3 million in direct clinical and nonclinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, and a decrease of $0.2 million in laboratory supplies and materials.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,941	$3,935	$6	0%
Consulting and professional services	4,266	1,715	2,551	149%
Facilities and depreciation	613	543	70	13%
Other	517	695	(178)	(26%)
Total general and administrative expenses	$9,337	$6,888	$2,449	36%

General and administrative expenses increased by $2.4 million, or 36%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $2.5 million in consulting and professional services costs for business development, market research, and recruitment costs.

Interest and other income, net

Interest and other income, net, increased by $2.3 million, or 101%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to higher average cash and investment balances and favorable interest rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$76,094	$90,489	$(14,395)	(16%)
General and administrative	25,500	23,225	2,275	10%
Total operating expenses	101,594	113,714	(12,120)	(11%)
Loss from operations	(101,594)	(113,714)	12,120	(11%)
Interest and other income, net	11,984	7,368	4,616	63%
Net loss	$(89,610)	$(106,346)	$16,736	(16%)

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$22,638	$33,418	$(10,780)	(32%)
Consulting and professional services	10,947	6,598	4,349	66%
Contract manufacturing	11,149	19,119	(7,970)	(42%)
Laboratory supplies and materials	458	1,348	(890)	(66%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	25,059	25,638	(579)	(2%)
Facilities and depreciation	5,136	3,617	1,519	42%
Other	707	751	(44)	(6%)
Total research and development expenses	$76,094	$90,489	$(14,395)	(16%)

Research and development expenses decreased by $14.4 million, or 16%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease of $10.8 million in direct clinical and nonclinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, a decrease of $8.0 million due to timing of contract manufacturing expenses for ANX005, a decrease of $0.9 million of laboratory supplies and materials, and a decrease in $0.6 million in compensation and personnel-related expenses, partially offset by an increase of $4.4 million in consulting and professional services supporting the advancement of our flagship programs, and an increase of $1.5 million in facilities related costs due to the expiration of a sublease agreement.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$12,226	$12,574	$(348)	(3%)
Consulting and professional services	9,907	7,701	2,206	29%
Facilities and depreciation	1,926	1,478	448	30%
Other	1,441	1,472	(31)	(2%)
Total general and administrative expenses	$25,500	$23,225	$2,275	10%

General and administrative expenses increased by $2.3 million, or 10%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase of $2.2 million in consulting and professional services costs for business development, market research, and recruitment costs, and an increase of $0.4 million in facilities related costs due to the expiration of a sublease agreement, partially offset by a decrease in compensation and personnel-related expenses of $0.3 million.

Interest and other income, net

Interest and other income, net, increased by $4.6 million, or 63%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to higher average cash balance and favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of September 30, 2024, we had available cash and cash equivalents and short-term investments of $340.1 million and an accumulated deficit of $662.1 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(81,991)	$(97,665)
Net cash (used in) provided by investing activities	(219,809)	72,886
Net cash provided by financing activities	156,239	17,926
Decrease in cash, cash equivalents and restricted cash	$(145,561)	$(6,853)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $82.0 million, which consisted of a net loss of $89.6 million and a net change of $3.2 million in our operating assets and liabilities, partially offset by $10.8 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $14.2 million, depreciation and amortization of $1.6 million, reduction in the carrying amount of right-of-use assets of $1.0 million, partially offset by accretion of discount on available-for-sale securities of $6.0 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $219.8 million, which consisted of $411.9 million of purchases of available-for-sale securities, partially offset by $192.1 million of proceeds from maturities of available-for-sale securities.

Cash provided by investing activities for the nine months ended September 30, 2023 was $72.9 million, which consisted of $156.7 million of proceeds from maturities of available-for-sale securities, partially offset by $83.6 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $156.2 million, which consisted of $116.8 million of net proceeds from the issuance of common stock and pre-funded warrants under our 2024 financing, $38.3 million of net proceeds from the issuance of common stock under our 2021 ATM program and $1.1 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Cash provided by financing activities for the nine months ended September 30, 2023 was $17.9 million, which consisted of $17.5 million of net proceeds from the issuance of common stock to a related party under our at-the-market offering program and $0.4 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

Funding Requirements

We use our cash to fund operations, primarily to fund our clinical trials, research and development expenditures and related personnel costs. We expect our future research and development expenses to increase as we pursue regulatory approval of our product candidates, continue to advance our product candidates through late-stage clinical trials, invest in capabilities to prepare for commercialization including manufacturing, and hire additional personnel to support our organization. In addition, we expect our general and administrative expenses to increase as we continue to support our research and development activities, grow our business, advance our product candidates in late-stage clinical trials and toward regulatory approval and commercialization activities, and operate as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

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

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. We issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. We issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the common warrants in June 2024. Subsequent to September 30, 2024 and through the date of issuance of these interim unaudited condensed financial statements, the Company issued an aggregate of 2,739,096 shares of common stock upon the cashless exercise of the pre-funded warrants.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the nine months ended September 30, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of September 30, 2024	8,104,615	41,283,052

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Exercised	—	(2,583,144)	$0.001
Balances as of September 30, 2023	8,427,508	22,113,062

2024 At-the-Market (ATM) Program

In March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of September 30, 2024, we have not made any sales under the 2024 ATM program. Subsequent to September 30, 2024 and through the date of issuance of our interim unaudited condensed financial statements, we sold 750,000 shares of common stock under the 2024 ATM for net proceeds of approximately $4.5 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the nine months ended September 30, 2024 and 2023, we sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen. The Form S-3 registration statement pursuant to which the 2021 ATM Program is registered expired on August 15, 2024, and no shares of common stock may be sold under the 2021 ATM Program after that date.

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

During the quarter ended September 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2023 and 2022 was approximately $134.2 million and $141.9 million, respectively, and our net loss for the three and nine months ended September 30, 2024 was approximately $34.8 million and $89.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $662.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $340.1 million. We expect our existing capital resources to fund our planned operating expenses into the second half of 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Conducting a global Phase 3 program for ANX007 in GA will be expensive and time consuming, and even if favorable, the FDA and comparable foreign regulatory authorities may not accept data from one or both of our trials.

The ARCHER II Phase 3 trial is designed to be a global sham-controlled trial and the ARROW trial is expected to be an injection-controlled head-to-head trial against SYFOVRE®. The FDA has recommended the use of an injection comparator instead of a sham control in ophthalmic trials. As a result, the data from the ARCHER II study, even if positive, may be insufficient for regulatory approval in the United States. The Company is assessing plans to conduct the ARROW study to demonstrate ANX007’s significant protection against vision loss over SYFOVRE®. However, the FDA may not agree that the data from the ARROW trial is sufficient to warrant approval of ANX007, even if the results are sufficiently positive. In such an event, we may be required to conduct one or more additional clinical trials before seeking FDA approval of ANX007, which would increase our expenses and could delay or prevent commercialization of ANX007 in GA.

Conducting large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. In addition, there are two FDA-approved therapies for GA in the United States, which may adversely impact our ability to recruit patients into our clinical trials. Our timelines and costs for the Phase 3 trials in GA could be substantially longer and larger than we initially planned. We may need additional capital to complete the Phase 3 clinical program for ANX007 and may not be able to raise sufficient capital in a timely manner. The occurrence of any such events could delay either trial, prevent us from completing one or more of our clinical trials, seeking FDA approval of ANX007 for GA, if ever, and could delay or prevent commercialization of ANX007.

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

If any of our product candidates successfully completes clinical trials, we plan to seek regulatory approval to market our product candidates in the United States, the European Union, or the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. For example, we have completed Phase 3 clinical trials of ANX005 for the treatment of GBS, but are undertaking a RWE study to assess comparability of disease populations in the United States and outside the United States, where the clinical trials were completed. We are still in ongoing conversations with the FDA regarding a BLA application for ANX005, and we may incur delays in our application process or may never be successful in obtaining regulatory approval. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval and to seek approval for one or more of our product candidates. We cannot be sure that any such collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we or any future collaborators or partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

As of September 30, 2024, we had 84 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2022, 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2021, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $57.7 million of shares of our common stock during the nine months ended September 30, 2024. In addition, in July 2022, December 2023 and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of September 30, 2024, the number of shares of our common stock outstanding was 105,710,290. This number does not include 41,283,052 shares of common stock issuable upon the exercise of pre-funded warrants and 8,104,615 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and the third parties upon which we rely process sensitive data. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise; there can, however, be no assurance that these measures will be effective. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our sensitive data. Our information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to and have experienced attacks, damage and interruption from cyber-attacks, malicious internet-based activity, online and offline fraud, computer viruses, malware (e.g., ransomware), credential stuffing, credential harvesting, supply-chain attacks, natural disasters, fire, terrorism, war, telecommunication and electrical failures, attacks enhanced or facilitated by AI, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify), attachments to emails, fraud, personnel misconduct or error, server malfunctions, software or hardware failures, loss or theft of data or information technology assets, unauthorized access or use, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

The risk of a security breach or disruption, particularly through cyber-attacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access sensitive data also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss or other compromise of sensitive data. In a hybrid working environment, we may also face risks of a security breach or disruption due to our reliance on internet technology and the number of our personnel who are working remotely, which may create additional opportunities for cyber criminals to exploit vulnerabilities or other weaknesses. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement /

Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other relevant countries. If there were no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Moreover, failure or perceived failure to comply with the EU GDPR and/or the UK GDPR, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines and affect our compliance with contracts entered into with our partners, collaborators and other third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

10.1	2022 Employment Inducement Award Plan	10-Q	001-39402	10.2(a)	08/08/22

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39402	10.2(b)	08/08/22

10.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39402	10.2(c)	08/08/22

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: November 14, 2024	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)