Form 10-K
period 2024-12-31
Annexon, Inc.
filed 2025-03-03
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 28, 2024) was approximately $477.2 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. This calculation does not reflect a determination that such parties are affiliates for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2025 was 109,709,826. This number does not include 38,543,577 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s audited consolidated financial statements.

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

• our expectations with regard to the initiation, scope, rate of progress, enrollment, dosing and results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;

• the timing of commencement of future nonclinical studies, preclinical studies and clinical trials and research and development programs;

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

• estimates regarding the sufficiency of our cash resources and our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

• the potential future sales of our common stock under our at-the-market offering program;

• our future financial or operating performance;

• developments and projections relating to our competitors and our industry, including competing products; and

• our plans, objectives, expectations and initiations and any other statements that are not historical facts.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Summary Risk Factor,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results

i

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
•
Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates, some of which are in early stages of clinical development.
•
Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
•
We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect.
•
We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities may not accept data from such trials.
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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration as the potential first targeted treatment for patients with GBS. GBS is a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis, with no therapies in the United States approved by the FDA. We believe maximum suppression of C1q and the classical complement cascade early in the disease process may act to rapidly prevent complement-mediated nerve damage and irreversible neurological disability. In a prior Phase 1b placebo-controlled proof-of-concept trial, a single dose of ANX005 showed rapid and consistent improvement in muscle strength that translated into observable gains in health status, including a reduction in the need of mechanical ventilation, as well as a reduction in nerve damage and clinical function. In 2024, we completed a Phase 3 trial in 241 patients, which showed ANX005 helped patients improve sooner with rapid increase in muscle strength and more complete functional recovery than placebo through six months, and provided an important benefit in the burden of care by enabling patients to walk or be off ventilation earlier. In addition, we completed a Real World Evidence, or RWE, study that matched ANX005-treated patients from the Phase 3 study with a western world patient population from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, predominantly from Europe and North America treated with current standards of care (intravenous immunoglobulin, or IVIg, or plasma exchange, or PE). Consistent with the Phase 3 trial, ANX005 showed a rapid increase in muscle strength with more complete recovery over IVIg or PE. We anticipate the Phase 3 and RWE results to support a comprehensive dataset for our Biologics License Application, or BLA, and are targeting the first half of 2025 for our pre-BLA meeting with the FDA ahead of our planned BLA submission. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, as the first potential program with a global registration path to approval in Europe and the United States for the treatment of dry AMD with GA. Dry AMD with GA is a leading cause of vision loss in the elderly, that affects more than an estimated eight million people globally, and there are no approved therapies targeting the preservation of vision in this disease. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity and the loss of photoreceptor neurons. It is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity as demonstrated in the Phase 2 ARCHER trial. In 2024, we initiated our Phase 3 ARCHER II trial, a global, sham-controlled, double-masked trial expected to enroll ~630 patients who have dry AMD with GA. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and a secondary objective structural measure is prevention of ellipsoid zone (EZ) loss. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. Accordingly, Annexon no longer plans to conduct a second injection-controlled head-to-head Phase 3 trial. We expect to complete enrollment of ARCHER II in the second half of 2025 and report topline data in the second half of 2026. ANX007 is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity that support its advancement. We are evaluating a tablet formulation of ANX1502 in an ongoing proof-of-concept study in patients with cold agglutinin disease, or CAD, to assess PK, PD and clinical efficacy endpoints (e.g., hemolysis as measured by reduction of elevated bilirubin) and data are expected in mid-2025. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in serious complement-mediated diseases, with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic autoimmune conditions.

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

Our Pipeline

Our pipeline is led by three flagship programs focused on complement-mediated diseases of the body, brain and eye for which there is significant unmet medical need and where we have the potential to provide a first-in-class treatment opportunity. Beyond our flagship programs, our “next wave” programs are supported by a strong scientific and clinical rationale and poised for advancement following availability of resources and ongoing evaluation of further development options. Our clinical-stage pipeline is summarized below:

In addition to our flagship programs in GBS, dry AMD with GA and ANX1502 for autoimmune indications, we continue to be encouraged by multiple “next wave” programs, which provide additional potential portfolio growth and diversification.

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
•
ANX005 for dry AMD with GBS: Prepare for BLA Submission and Commercialization, if approved. We are advancing ANX005 as the potential first targeted therapy for GBS, an acute neurological emergency for which there is no FDA approved treatment. ANX005 is being developed as a first-line monotherapy treatment option to address the global unmet needs of 150,000 patients annually diagnosed with GBS, in support of our goal of obtaining the first FDA-approval for the treatment of GBS. ANX005’s well-tolerated, differentiated profile showing rapid and durable improvement in muscle strength, has received both Fast Track and orphan drug designations from the FDA, as well as orphan drug designation by the EMA.
•
ANX007 for GA: Execute Global Registration Program. We are advancing ANX007 as the potential first program with a global registration path to approval for the treatment of dry AMD with GA in Europe and the United States to address the unmet needs of more than 8 million patients worldwide. ANX007’s well-tolerated, differentiated profile is the only program to show significant protection against vision loss as well as significant protection of central retinal photoreceptors necessary for visual acuity. ANX007 is the first and only therapeutic candidate for the treatment of GA to receive PRIME designation in the EU, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Disease: Advance First-in-Kind Oral Small Molecule Program. We are advancing an enhanced tablet formulation of ANX1502 designed to disrupt the complement-mediated autoimmune space as the potentially first orally available treatment. Following successful completion of the proof-of-concept study in patients with CAD, we intend to evaluate ANX1502 in serious complement-mediated diseases, with the aim of providing efficacy with enhanced dosing flexibility and convenience for long-term treatment of chronic autoimmune conditions.
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

Our Flagship Programs

Guillain-Barré Syndrome

Overview of Guillain-Barré Syndrome

Guillain-Barré syndrome (GBS) is a serious and life-threatening condition that continues to be associated with significant long-term morbidity and mortality in patients despite use of IVIg treatment as standard of care. GBS is a rare disease, but is also the most common, most severe, and well understood acute paralytic inflammatory disease of the peripheral nervous system. GBS generally occurs post-infection in otherwise healthy persons. Antibodies generated against an infectious agent cross-react with components of peripheral nerves, leading to a complement mediated attack on nerve components, including myelin sheath and axonal tissue. The ensuing peripheral nerve damage is acute and rapidly progressive, leading to acute severe paralysis, significant morbidity, disability and mortality. The neuronal destruction progresses until titers of the cross-reactive, complement-activating antibodies have diminished (van den Berg et al., 2014). GBS impacts approximately 150,000 people annually worldwide, 22,000 in the United States and EU, and 7,000 are hospitalized each year in the United States. The prevalence of GBS continues to increase with advancing age. In 2004, the annual economic cost of GBS in the United States was $2 billion, largely due to the permanent disability and mortality it can cause.

There are currently no FDA-approved or targeted therapies for the treatment of GBS. Treatment guidelines published by the American Academy of Neurology recommend early initiation of IVIg or plasma exchange in patients diagnosed with GBS. Although IVIg and plasma exchange are the established standards of care in the western world and parts of Asia, significant unmet need still exists, and many patients, despite receiving the standard of care, are left with residual neurological disability, accompanied by chronic pain and fatigue.

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

ANX005 Development Background in GBS

Since 2015, we have developed ANX005 as the potential first targeted therapy for patients with GBS, an acute neurological emergency for which there is no FDA approved treatment. ANX005 is being developed as a first-line monotherapy treatment option to address the unmet needs of GBS patients and healthcare providers, leveraging our expertise and leadership in classical complement-mediated diseases. A robust data package has been generated over the nine year development path that includes a placebo-controlled Phase 1b trial that established POC for ANX005 as a first-line treatment for GBS, a successful Phase 3 trial showing that ANX005 was generally well-tolerated and resulted in faster and more complete functional recovery versus placebo, a RWE study that showed improved outcomes against current standards of care in matched patient populations, and a drug-drug interaction study with ANX005 and IVIg strengthening the safety profile for ANX005 in GBS. Importantly, to ethically provide a placebo-controlled dataset, Annexon conducted ANX005’s clinical development for GBS outside of the U.S. in jurisdictions where IVIg treatment is not readily available. In addition, Annexon has generated real-world evidence to support the generalizability of ANX005 to a matched Western patient population and compared ANX005 treatment outcomes from a single infusion of ANX005 versus standard of care IVIg given as a 5-day infusion or PE.

We have closely coordinated our clinical efforts with leading researchers of the International GBS Outcome Study, or IGOS, in pursuing a novel therapy for GBS. With the goal of aiding the development of effective treatments for GBS, practitioners established IGOS in May 2012, and have collected natural history data from 2,000 GBS patients worldwide. IGOS is a prospective, observational, multicenter cohort study that aims to identify the clinical and biological determinants and predictors of disease onset as well as the subtype, course and outcome of GBS. IGOS was established to help develop a better understanding of the mechanism of disease progression and recovery and to conduct selective therapeutic trials to improve patient outcomes. This natural history database is an invaluable resource to clinical development, facilitating the design of clinical trials, optimal selection of endpoints, and patient follow-up for one to three years. We initiated our GBS clinical development in Bangladesh, a country where the incidence of GBS is several times higher than in North America and Europe and where 17% of patients die from the disease and 20% suffer permanent disability and are unable to walk. Additionally, our site in Bangladesh is well situated to conduct clinical research in GBS in a manner compliant with good clinical practice, or GCP, requirements.

Phase 1b Trial of ANX005 in GBS

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

Phase 3 Trial of ANX005 in GBS

Based on the positive findings from our Phase 1b trial, we conducted a randomized, double-blind, placebo-controlled, multi-center Phase 3 trial to evaluate the efficacy, safety, pharmacokinetics and pharmacodynamics of ANX005 administered by a single intravenous, or IV, infusion. The Phase 3 trial enrolled 241 patients in Bangladesh and the Philippines diagnosed with GBS according to the National Institute of Neurological Disorders and Stroke Diagnostic Criteria for Guillain-Barré Syndrome at the onset of GBS-related weakness ≤10 days prior to the start of treatment. Patients were stratified for leading prognostic factors including muscle strength and time from symptom onset.

In June 2024, we presented topline results from the Phase 3 trial demonstrating that a single infusion of ANX005 at 30 mg/met the trial’s primary endpoint of a meaningful improvement in GBS-disability scale at week 8. Specifically, ANX005 30 mg/kg achieved a highly statistically significant 2.4-fold improvement on the GBS-DS (p = 0.0058), utilizing a proportional odds methodology to assess the proportion of patients who shift to better outcomes on the GBS-DS with ANX005 treatment compared to placebo at week 8. ANX005 30 mg/kg treatment also demonstrated improvements versus placebo on key secondary endpoints, including early gains in muscle strength by Medical Research Council (MRC) sum score at day 8 (p <0.0001*) and at week 8 (p = 0.0351*), and a median of 28 fewer days on artificial ventilation through week 26 (p = 0.0356*). Additionally, ANX005 30 mg/kg demonstrated a 31-day reduction in the median time to walk independently versus placebo (p = 0.0211*) in a prespecified analysis. ANX005 30 mg/kg treated patients got better sooner on each of these assessments, presenting important clinical care outcomes for patients and the healthcare community.

* nominal p-values

The Phase 3 trial evaluated two doses of ANX005, 30 mg/kg and 75 mg/kg, both of which delivered rapid and complete suppression of complement activity but differed in duration of C1q inhibition. The 30 mg/kg dose suppression lasted one week and the 75 mg/kg dose suppression lasted two to three weeks. ANX005 75 mg/kg outperformed placebo on multiple endpoints; however, it was not statistically significant on the primary endpoint of GBS-DS at week 8 (p = 0.5548). The two dose levels were evaluated based on findings in the earlier Phase 1b proof-of-concept study, which showed efficacy in pooled analysis of both shorter and longer duration of ANX005 C1q inhibition. Because classical complement drives tissue damage in the early phase of disease, while facilitating nerve repair after acute nerve injury, the strong positive Phase 3 results with the 30 mg/kg dose resulting in one week of C1q inhibition appeared to define the optimal treatment window.

The clinical safety and tolerability findings of ANX005 at both doses in the Phase 3 study support a generally well-tolerated profile with no new safety signals. The majority of adverse events were mild Grade 1 to moderate Grade 2 events. The most common treatment-related adverse events were infusion related reactions (30.4%) that were mostly mild transient rashes. There were no autoimmune related adverse events, and no drug-related deaths or serious infections were observed.

Real World Evidence Study of ANX005 in GBS

All of our studies to date for ANX005 in GBS have been conducted at sites outside the United States. To support these clinical trials and based on feedback from the FDA, we conducted a RWE study in collaboration with IGOS investigators to establish comparability between Phase 3 participants and western patients.

IGOS investigators and we established a cohort of 79 real-world patients from the IGOS global patient registry that was matched based on key prespecified prognostic factors to the cohort of 79 patients treated with ANX005 30 mg/kg from our completed Phase 3 study. Patients in the ANX005 Phase 3 population had moderate to severe disease, and the matching level demonstrates that the Phase 3 population is represented within the global GBS patient spectrum captured in IGOS.

This RWE study also provided the first insights comparing ANX005 with the standard of care IVIg or PE. Patients treated with ANX005 showed faster and greater improvement in muscle strength and disability compared to patients in the matched IGOS cohort treated with IVIg or PE. The comparison also showed that fewer patients treated with ANX005 required mechanical ventilation. Further, ANX005-treated patients were observed to spend less time on ventilation and less time in the intensive care unit, or ICU. These findings indicate that ANX005 may decrease the overall burden of GBS care.

Some key findings comparing ANX005 30 mg/kg to IVIg or PE included:

•
By week 1, patients treated with ANX005 showed more than 10-point improvement in muscle strength over patients treated with IVIg or PE, a clinically meaningful benefit as measured by MRC sumscore and an indicator for future recovery potential (p < 0.0001).

•
Patients treated with ANX005 were approximately twice as likely to be in a better state of health than patients on IVIg or PE on the GBS-DS at multiple timepoints throughout the study, including at week 8, the primary endpoint for the Phase 3 trial (p = 0.0459).
•
Approximately half the number of patients treated with ANX005 (n=15 of 79) required mechanical ventilation compared with patients treated with IVIg or PE (n=32 of 79) (p = 0.022).
•
ANX005-treated patients were observed to spend fewer days on mechanical ventilation and fewer days in the ICU (median of 12 fewer days for each measure, p = n.s.).

Together, we believe the Phase 3 trial and RWE study demonstrate consistent, robust effects of ANX005 treatment in support of a potential U.S. BLA. ANX005 has received both Fast Track and orphan drug designations from the FDA as well as orphan designation by the EMA for the treatment of GBS. The EMA orphan designation was based on an indirect comparison between ANX005 and IVIg that demonstrated a notable and early improvement in muscle strength with ANX005 versus patients treated with IVIg, which translated into observable gains in health status, including a reduction in the need of mechanical ventilation.

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

Phase 2 ARCHER Trial of ANX007 in GA

We conducted the randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER trial to compare the safety and efficacy of ANX007 in patients with GA secondary to AMD. The study enrolled a total of 270 patients, stratified by GA lesion size, location and choroidal neovascularization, or CNV, in the fellow eye at the time of enrollment. Patients were nearly equally split between foveal (49.4% to 57.3%) and non-foveal groups, had an average age of 80 years and were balanced between female and male. Ninety-six percent of patients enrolled were from the United States. Patients were randomized to receive an intravitreal dose of 5mg ANX007 monthly (n=89), 5mg ANX007 every other month (n=92) or sham monthly or every other month (pooled n=89) for a treatment period of 12 months, followed by a six-month off-treatment period.

The primary outcome measure of the study was the rate of change in GA lesion growth (slope) from baseline as measured by fundus autofluorescence through 12 months for the study eye. The study included multiple pre-specified visual function measures to assess the effects of ANX007 on vision: change from baseline in BCVA; change from baseline in low-luminance best corrected visual acuity; and change in baseline from low-luminance visual acuity deficit, or LLVD.

In the Phase 2 ARCHER trial, ANX007 demonstrated consistent protection against vision loss in a broad population of patients with GA. Specifically, topline data from the Phase 2 ARCHER trial reported in May 2023 and presented at the American Society of Retina Specialists Annual Meeting in July 2023 showed that ANX007 provided significant, time and dose-dependent protection from vision loss in patients with GA, measured by BCVA ≥ 15-letter loss, the widely accepted and clinically meaningful functional endpoint assessing visual acuity.

Monthly treatment with ANX007 demonstrated nominally statistically significant reduction in BCVA ≥15-letter loss (p=0.0021) compared to sham. The persistent ≥15-letter BCVA loss through month 12 hazard was reduced 72% in the monthly arm (p=0.006) and 48% in the every other month arm (p=0.064). Protection from vision loss was also shown in multiple additional prespecified measures of BCVA and visual function, including in standard and low light conditions. Protection from vision loss was enhanced in a subpopulation of patients with less advanced disease defined by LLVD < 30 at baseline and in patients with more intact vision as defined by <80% ellipsoid zone, or EZ, loss. ANX007’s treatment effect increased over the course of the on-treatment portion of the study, suggesting that ANX007 may provide a growing and durable treatment effect over time. While benefit gained against vision lost was maintained during the subsequent six-month off-treatment period, the rate of decline for BCVA ≥ 15-letter vision began to parallel that of sham, providing additional support for the observed on-treatment protection.

While the primary endpoint of mean rate of change (slope) in GA lesion area compared to sham at 12 months did not reach statistical significance, greater impact on retinal pigment epithelium loss was observed in the second six months of treatment versus the first. Consistent with its proposed mechanism, ANX007 reduced photoreceptor EZ loss and showed more pronounced effect in reducing total EZ loss and protection of photoreceptors in the central fovea that are associated with visual acuity.

ANX007 treatment was generally well-tolerated, with no increase in CNV rates between the treated and sham arms and no events of retinal vasculitis reported.

Phase 3 Program of ANX007 in dry AMD with GA

In 2024, we initiated the Phase 3 ARCHER II trial, a global, sham-controlled, double-masked trial enrolling approximately 630 patients who have dry AMD with GA. The single-study program will be analyzed as two sub-studies in the U.S. in accordance with the FDA’s two-trial recommendation. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and an objective secondary objective structural measure is prevention of EZ loss. Accordingly, Annexon no longer plans to conduct a second injection-controlled head-to-head Phase 3 trial.

ANX007 is the first therapeutic candidate for the treatment of GA to receive PRIME designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.

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

Ongoing Development of ANX1502 in Autoimmune Diseases

We are evaluating a tablet formation of ANX1502 in an ongoing open-label, single arm POC study in patients with CAD for up to four weeks to assess tolerability, pharmacokinetics, pharmacodynamic and clinical efficacy endpoints (e.g., hemolysis as measured by reduction of elevated bilirubin). Enteric coated tablets allow flexible dosing 4-5-times above target concentrations of 100nM for rigorous testing in CAD, a classical complement-mediated disease. Three patients have been enrolled to date with observed reduction in key clinical and biomarker outcomes consistent with complement inhibition. Data in up to seven patients are expected in mid-2025.

Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in serious complement-mediated diseases, with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic autoimmune conditions.

Our Next Wave Programs

ANX005 for Huntington’s Disease

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

As of February 10, 2025, our patent portfolio, including patents licensed from our partners, comprised 18 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

One patent family, which we exclusively license from Stanford University, includes nine granted U.S. patents covering various methods of treating neurodegeneration and related medical conditions by inhibiting the C1 complex or its components, such as by using an anti-C1q antibody. The U.S. patents in this family include claims covering uses of ANX005, ANX007 and ANX009. These U.S. patents will expire between 2026 and 2030, absent any additional disclaimers, extensions or adjustments of patent term. There are no pending applications or foreign patents in this family.

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include six granted U.S. patents, two pending U.S. patent applications, 30 granted foreign patents and eight pending foreign patent applications. The patents in these families cover ANX005, ANX007 and ANX009. These patents will expire between 2034 and 2037, absent any additional disclaimers, extensions or adjustments of patent term.

Other patent families that we own include:

•
two granted U.S. patents, one pending U.S. patent application, eight granted foreign patents, and nine pending foreign patent applications. The patents in this family include claims directed to ANX007 and will expire between 2036 and 2038, absent any additional disclaimers, extensions or adjustments of patent term;
•
one pending PCT application. The pending PCT application in this family includes claims covering a pharmaceutical formulation comprising anti-C1q antibodies, including ANX005, ANX007 and ANX009. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term;
•
one granted U.S. patent, one pending U.S. patent application, and 37 pending foreign patent applications. The granted U.S. patent in this family includes claims covering certain small molecule modulators of the classical pathway, including ANX1502. This patent will expire in 2041, absent any additional disclaimers, extensions or adjustments of patent term. Patents that may be issued from these applications would expire in 2041, absent any disclaimers, extensions or adjustments of patent term; and
•
one pending U.S. patent application and 16 pending foreign applications. The pending U.S. patent application in this family includes claims covering certain small molecule modulators of the classical pathway. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes ten patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes or Fondazione Telethon and Universita’ degli Studi di Trento, directed to the treatment of certain medical conditions using anti-C1q antibodies, including ANX005, ANX007 and ANX009. These families include nine pending U.S. patent applications, three granted foreign patents, and 84 pending foreign patent applications. Patents that may be issued from these applications would expire between 2034 and 2043, absent any disclaimers, extensions or adjustments of patent term.

Exclusive (Equity) Agreement with The Board of Trustees of the Leland Stanford Junior University

In November 2011, we and The Board of Trustees of the Leland Stanford Junior University, or Stanford, entered into an exclusive licensing agreement, or the Stanford Agreement. Under the Stanford Agreement, Stanford granted to us an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights, or the Licensed Patents, to make, use, offer for sale, sell, import and otherwise commercialize products covered by the Licensed Patents for human or animal diseases, disorders or conditions. We are required to meet certain development and funding milestones for the licensed products.

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

Patent Term and Term Extensions

Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the filing date of the earliest non-provisional patent application to which a claim of priority is made. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of any delay caused by the United States Patent and Trademark Office, or USPTO, in issuing the patent, as well as a portion of the term of a granted patent that is effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive the extension, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidates. Where one patent covers multiple products or product candidates, it may only receive an extension for one of the covered products; any extension related to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from filing date of the earliest non-provisional patent application to which a claim of priority is made, such as a PCT application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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

Sales and Marketing

We hold worldwide commercialization rights, including through exclusive licenses, to our product candidates. Given our stage of development, we have established a small commercial organization and have not established distribution capabilities. Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our programs.

Manufacturing

Our success as a company will depend on our ability to deliver reliable, high-quality drug supply. We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing. We contract with third parties for the manufacture of our product candidates. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

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

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials procuring, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for our drug candidates with Master Services and Quality agreements in place that include specific supply timelines, volume and quality specifications. We are in discussions with our current manufacturers regarding preparation of Biologics License Applications (BLA) and Marketing Authorization Application (MAA) in the near future. This involves technology transfers, process characterization, and process validation to establish commercial manufacturing capabilities.

We intend to establish long-term supply agreements in the future. We believe our current manufacturers have the scale, the system, and the experience to supply our currently planned clinical trials and commercial launch. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative larger scale suppliers for certain portions of our supply chain, as appropriate.

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

Guillain-Barré Syndrome

There are currently no approved therapies for GBS in the United States. IVIg and PE are the most commonly used therapies in the Western world and parts of Asia. Currently, two investigational products are in development. Hansa Biopharma AB is conducting an open label Phase 2 trial of imlifidase in GBS patients in Europe and the United Kingdom for which it released topline results in December 2023 and real-world comparison data in December 2024. AstraZeneca/Alexion completed a Phase 3 trial of SOLIRIS (eculizumab) in Japan that did not meet its primary endpoint. Additionally, a primary investigator sponsored Phase 2 trial with argenx’s efgartigimod is listed as an active trial.

Geographic Atrophy

Two treatments are currently FDA-approved for GA, both receiving approval in 2023: Apellis’s Syfovre, a C3 inhibitor as well as Astellas’s avacincaptad pegol, a C5 inhibitor. There are currently no approved therapies for GA in the EU. There is currently one combination complement cascade-targeted therapy in Phase 3 development for GA: Regeneron’s pozelimab, a C5 inhibiting monoclonal antibody combined with cemdisiran, a C5-targeted siRNA molecule. In Phase 2, there are currently four complement-targeting agents: Aviceda Therapeutics’s AVD-104, a nanoparticle molecule that inhibits complement cascade amplification and inflammation pathways, AstraZeneca’s danicopan, an oral, complement factor D inhibitor, Janssen’s JNJ 1887, a gene therapy candidate which expresses soluble CD59, a complement protein, and Novartis’s iptacopan, an oral factor B inhibitor. Other products that do not target the complement cascade currently in Phase 2 or 3 clinical trials are being developed by Roche, Alkeus, Belite Bio, Stealth BioTherapeutics, Boehringer Ingelheim, Galimedix Therapeutics, Cognition Therapeutics and ONL Therapeutics. Perceive Bio, Ocugen, and Astellas each have an asset in Phase 1 of development.

Cold Agglutinin Disease, a type of autoimmune hemolytic anemia

Sanofi’s Enjaymo was approved by the FDA for CAD in February 2022, and in October 2024, Sanofi sold global rights to Enjaymo to Italy-based Recordati. There are currently two investigational agents in clinical trials for CAD: Alpine Immune Sciences, Inc. is developing povetacicept, a fusion protein that blocks the function of two cytokines and Sanofi completed a phase I trial of BIVV020 in November 2023 with positive results with a single dose delivery in CAD patients.

Multifocal Motor Neuropathy

Currently, Gammagard Liquid (10% Immune Globulin Infusion (Human)) is the only therapy approved by the FDA for MMN. There are currently two agents in Phase 3 of development: Argenx’s empasiprubart (ARGX-117), an IV-delivered C2 inhibitor and Takeda’s TAK-771, which is being studied in a Japan-based Phase 3 trial. TAK-771 is a 10% Immune Globulin and Recombinant Human Hyaluronidase (rHuPH20) delivered as a subcutaneous infusion. There is also a complement-targeted agent, in Phase 2 development, Dianthus Therapeutics’ DNTH103, a monoclonal antibody inhibitor of C1s.

Lupus Nephritis

There are currently two approved medicines specifically for LN: GSK’s Benlysta and Aurinia’s Lupkynis. One agent, Roche’s obinutuzumab (Gazyva), has been filed with the FDA and EMA with approvals expected in 2025. There are four agents in development targeting the complement pathway, three in Phase 2 development and one in Phase 1 development: AstraZeneca’s ravulizumab, a C5 inhibitor, vemircopan (ALXN2050), an oral Factor D inhibitor, and Novartis’s iptacopan, an oral factor B inhibitor, are in Phase 2. AstraZeneca has a 3rd generation, subcutaneously administered C5 inhibitor, gefurulimab, which is being studied in a Phase 1, specifically for proteinuria. Outside of the complement pathway, there are currently four agents in Phase 3 development for adults with lupus: Novartis’s ianalumab, AstraZeneca’s anifrolumab, Vera Therapeutics’s atacicept and Aurinia’s voclosporin in adolescents with lupus nephritis. There are twelve cellular therapies in Phase 1 and Phase 1/2 of development as well as oral agents and monoclonal antibodies from BMS, Boehringer Engelheim, argenx, Janssen, Novartis and others in Phase 1 and Phase 2 development.

Huntington’s Disease

There are no approved disease-modifying therapies for HD, and no potentially disease modifying agents in Phase 3 development. Multiple companies are developing potentially disease-modifying therapies in earlier stages of development, including, PTC Therapeutics’s oral PTC518 in Phase 2, uniQure’s gene therapy candidate, AMT-130 in Phase 1/2, Roche’s tominersen in prodromal or early manifest HD patients aged 25-50 in Phase 2 and Vaccinex’s pepinemab in Phase 2. Additional early-stage products in development are Wave Life Sciences’s WVE-003 in Phase 1/2, Vico Therapeutics’s V0659 in Phase 1/2 and Alnylam’s ALN-HTT02 in Phase 1.

Amyotrophic Lateral Sclerosis

There are currently no additional complement-targeted therapies in clinical development. The drugs riluzole, Radicava and Radicava ORS (edaravone) are currently approved for the treatment of ALS and have shown modest effects in slowing the progression of the disease. Biogen’s Qalsody, an antisense oligonucleotide that binds to SOD1 mRNA, for those ALS patients with SOD1-ALS, received accelerated approval from the FDA in April 2023. Amylyx’s Relyvrio (AMX0035) was approved by the FDA in September 2022 for people living with ALS but was voluntarily pulled from the market by Amylyx after their Phase 3 confirmatory failed to show a benefit for ALS patients. Seven investigational agents are currently in Phase 3 development. There are a significant number of companies conducting earlier-stage clinical trials in ALS patients, including Ionis, argenx, Novartis, uniQure, NeuroSense, and others, testing oral agents, cellular therapies, gene therapies and other modalities.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of product candidates such as those we are developing. A new drug must be approved by the FDA through the approval process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it may be legally marketed in the United States. We, along with third-party contractors, will be required to navigate the various preclinical, clinical manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the Sponsor may meet with the FDA to confirm the additional information required to resubmit the BLA or NDA. Once a BLA or NDA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after it accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would represent significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP‑compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facilities in which it is manufactured, processed, packed or held meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene a public Advisory Committee to provide additional expert insight on application review questions. The FDA is not bound by recommendations of an Advisory Committee, but it considers such recommendations when making decisions regarding approval.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal data, including clinical trial data, and apply now or could apply in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or the EU GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, certain companies that have had to comply with the EU GDPR also have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations globally are evolving, may conflict with each other (which complicate compliance efforts and increases compliance cost), and can result in investigations, proceedings, and other actions that can lead to significant civil and/or criminal penalties and fines.

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

Since its enactment, there have been amendments to and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100.0% of a drug’s average manufacturer price, effective January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Most recently, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare, or Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Human Capital Resources

As of December 31, 2024, we had 100 full-time employees, 80 of whom were primarily engaged in research and development activities. A total of 38 employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are based in our Brisbane, California facility, subject to hybrid and remote work arrangements.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2024 and 2023 was approximately $138.2 million and $134.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $710.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2024, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $312.0 million. We expect our existing capital resources to fund our planned operating expenses into the second half of 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are currently focused on developing product candidates to address classical complement-mediated autoimmune and neurodegenerative diseases. We seek to maintain a process of prioritization and resource allocation among our programs to balance time, risk and cost, due to the significant resources required for the development of our product candidates. Our resources are currently focused on advancing ANX005 in GBS, ANX007 in GA and ANX1502 in autoimmune diseases. If sufficient funding is not available, we may not be able to complete our planned clinical trials, or on the timelines we currently anticipate, and we may need to redesign, reduce the scope of or terminate some of our programs.

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

Conducting a global Phase 3 program for ANX007 in patients with dry AMD with GA will be expensive and time consuming, and we may need additional capital to complete the Phase 3 clinical program and even if favorable, the FDA and comparable foreign regulatory authorities may not accept data from our Phase 3 program.

Recent regulatory engagement regarding the Phase 3 ARCHER II trial design has established a global registration path for ANX007 in the U.S. and Europe. As a result, we are conducting ARCHER II, a global sham-controlled double-masked, Phase 3 trial. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and an objective secondary structural measure is prevention of EZ loss. Accordingly, Annexon no longer plans to conduct a second injection-controlled head-to-head Phase 3 trial. There can be no assurance that the FDA and comparable regulatory authorities will accept the data from our Phase 3 program or determine that it is sufficient to support approval.

Conducting large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. In addition, there are two FDA-approved therapies for GA in the United States, which may adversely impact our ability to recruit patients into our clinical trials. Our timeline and costs for ARCHER II could be substantially longer and larger than we initially planned. We may need additional capital to complete the Phase 3 clinical program for ANX007 and may not be able to raise sufficient capital in a timely manner. The occurrence of any such events could delay either trial, prevent us from completing our clinical trials, prevent us from seeking FDA approval of ANX007, if ever, and could delay or prevent commercialization of ANX007.

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

Risks Related to Our Business

Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates, some of which are in early stages of clinical development.

We have no products approved for sale, and several of our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates. However, given the stage of development of our product candidates, it may be many years, if we succeed at all, before we have demonstrated the safety, purity, potency and/or efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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
•
regulators may revise the requirements and add new requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•
any future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

For example, we intend to seek FDA approval of ANX005 for the treatment of patients with GBS. We are preparing for a pre-BLA meeting with FDA, targeted for the first half of 2025. Our data package is based on clinical trials conducted outside the United States and includes a placebo-controlled Phase 1b trial that established POC for ANX005 as a first-line treatment for GBS, a successful Phase 3 trial showing that ANX005 was generally well tolerated and resulted in faster and more complete functional recovery versus placebo, a RWE study that showed improved outcomes against current standards of care in matched patient populations, and a drug-drug interaction study with ANX005 and IVIg strengthening the safety profile for ANX005 in GBS. The FDA may not agree that this RWE data is sufficient to support generalizability of the Phase 3 results to a U.S. population. The FDA ordinarily requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a biologic for approval, and our single Phase 3 trial may be inadequate. The FDA may not agree that the data package is sufficient to accept for filing a BLA, and we may receive a refusal to file letter and be required to conduct additional clinical trials of ANX005 for GBS prior to resubmission of a BLA, which would result in delays in our application process and increase our expenses, and delay or prevent commercialization of ANX005 in GBS. Even if accepted for filing by the FDA, any such BLA could be the subject of a complete response letter rather than approval, which would increase our expenses and delay or prevent commercialization of ANX005 in GBS.

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

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with Orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of ANX005 in Bangladesh, and have completed our Phase 3 clinical trial of ANX005 in patients with GBS at sites in Bangladesh and the Philippines. We are also conducting a global Phase 3 program for ANX007 in dry AMD with GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for ANX005 in GBS have been conducted at sites outside the United States, we have conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We intend to use the results of the RWE study along with any other requested information for generalizability of Southeast Asian patients to a Western population as part of our data package in support of the ANX005 BLA. However, the FDA may not agree that the current data package is sufficient to accept for filing a BLA and we may receive a refusal to file letter and be required to conduct additional clinical trials of ANX005 for GBS prior to resubmission of a BLA, which would result in delays in our application process and increase our expenses, and delay or prevent commercialization of ANX005 in GBS. Even if accepted for filing by the FDA, any such BLA could be the subject of a complete response letter rather than approval, which would increase our expenses and delay or prevent commercialization of ANX005 in GBS.

In addition, we are conducting a global registrational program of ANX007 for the treatment of dry AMD with GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. We are in ongoing discussions with the relevant regulatory authorities. While we believe we have designed a global clinical development program that could satisfy the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or accept the data from the Phase 3 program are sufficient to warrant approval of ANX007.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to ANX007, there are two approved products for GA which may pose competition for ANX007, if approved. For additional information regarding our competition, see the section titled “Business—Competition” in this Annual Report on Form 10-K.

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

As of December 31, 2024, we had 100 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this or any future growth. Our need to effectively execute our growth strategy requires that we:

•
manage our clinical trials effectively;
•
successfully commercialize ANX005 and any of our other product candidates, if approved;
•
identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;
•
manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

If management is unable to effectively manage our growth, our expenses may increase more than expected. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was

signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how other healthcare reform measures will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, effective January 1, 2024. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most recently, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the recent change in administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, as of December 31, 2024, we are a non-accelerated filer and are not required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $4.5 million of shares of our common stock as of the date of this Annual Report on Form 10-K. In addition, in July 2022, December 2023, and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of December 31, 2024, the number of shares of our common stock outstanding was 109,381,556. This number does not include 38,543,577 shares of common stock issuable upon the exercise of pre-funded warrants or 8,104,615 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We completed a study through December 31, 2024, to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that ownership changes occurred in 2011, 2014, 2020 and 2023. We have identified $0.1 million and $34.7 million of federal and state NOLs, respectively, that will expire unused due to ownership changes, and federal credits of $4.3 million that will not be able to be utilized due to ownership change limitation and excluded these amounts from deferred tax asset balances as of December 31, 2024. Federal NOLs of $367.6 million and state and local NOLs of $189.2 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2024.

Our ability to use NOLs, research and development credit carryforwards and other tax attributes to reduce future taxable income and tax liabilities may be further limited as a result of shifts in our stock ownership subsequent to December 31, 2024. As a result, even if we attain profitability, our ability to use our pre-change NOLs or other pre-change tax attributes to offset United States federal and state taxable income may be subject to further limitations.

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

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and the third parties with whom we work process sensitive data. We have established physical, electronic and organizational measures designed to safeguard and secure our systems in an effort to prevent a data compromise; there can, however, be no assurance that these measures will be or have been effective. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors have access to our sensitive data. Our information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties with whom we work, are vulnerable to and have experienced attacks, damage and interruption from cyber-attacks, malicious internet-based activity, online and offline fraud, computer viruses, malware (e.g., ransomware), credential stuffing, credential harvesting, supply-chain attacks, natural disasters, fire, terrorism, war, telecommunication and electrical failures, attacks enhanced or facilitated by AI, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks (including through deep fakes, which are increasingly more difficult to identify), attachments to emails, fraud, personnel misconduct or error, server malfunctions, software or hardware failures, loss or theft of data or information technology assets, unauthorized access or use, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

The risk of a security breach or disruption, particularly through cyber-attacks, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access sensitive data also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss or other compromise of sensitive data. In a hybrid working environment, we also face risks of a security breach or disruption due to our reliance on internet technology and the number of our personnel who are working remotely, which creates additional opportunities for cyber criminals to exploit vulnerabilities or other weaknesses. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Security breaches may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. Our third-party service providers have experienced and may experience in the future a security incident or other interruption. For example, one of our third-party drug component suppliers experienced a cyber-attack, which did not materially impact our operations. In addition, in 2024, one of our vendors experienced a cyber-attack which resulted in our access to the third-party system being unavailable to us for a brief period of time before being restored, which we concluded did not materially impact our operations or clinical data. These and similar incidents have and could lead to business interruptions and additional costs. Any significant system failure, accident or security breach and resulting interruptions in our operations or our critical third parties’ operations could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. The costs to us to prevent, investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems and sensitive data, our efforts to address these problems may not be successful, and these problems have and may in the future result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Any security compromise affecting us or the third parties with whom we work, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. Moreover, if a security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of sensitive data, we may be required, or we may voluntarily choose, to notify individuals, governmental authorities, supervisory bodies, the media and other parties, or to take other actions, such as providing credit monitoring and identity theft protection services pursuant to privacy and security laws or other obligations, and our reputation could be materially damaged. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation (including class action claims) and other potential liability, which could materially adversely affect our business, results of operations and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

In the ordinary course of business we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive and confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, and employee data (collectively, sensitive data). Our data processing activities actually or may subject us to numerous privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Data privacy and security obligations are stringent and changing, with new data privacy and security laws being proposed or enacted. Preparing for and complying with these obligations requires significant resources and has in the past necessitated and may in the future necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. The laws and regulations that affect our ability to operate include, but may not be limited to:

•
the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or HIPAA,

which imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. Depending on the facts and circumstances, however, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;
•
the California Consumer Privacy Act of 2018, or CCPA, which requires covered businesses to provide certain disclosures in privacy notices to California residents, including consumers, business representatives, and employees, and requires businesses honor certain requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact our business activities depending on how it is interpreted. Further, the amendments to the CCPA expanded the CCPA’s requirements, including by adding a right for individuals to correct their personal data and establishing a regulatory agency to implement and enforce the law. Additional compliance investment and business process changes may be required in an effort to address data protection laws. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that make compliance challenging; and
•
foreign data protection laws, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom GDPR, or UK GDPR, which contain provisions specifically directed at the processing of health data and, more broadly, impose significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines for noncompliance of up to €20 million under the EU GDPR (£17.5 million under the UK GDPR) or 4% of annual global revenue of the noncompliance company, whichever is greater. Noncompliance with the EU and UK GDPR could also result in private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. These laws such as the EU and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal data of data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the EU and UK GDPR regulate transfers of personal data subject to the EU and UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other relevant countries. If there were no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some

European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Other jurisdictions (including the US) have adopted or may adopt stringent data localization and cross-border data transfer laws. For example, regulators in the United States have enacted certain restrictions on cross-border personal data transfers.

In addition to data privacy and security laws, clinical trial subjects about whom we or any of our potential collaborators obtain information, as well as the providers who share this information with us, have and may in the future limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could materially and adversely affect our business, financial condition, results of operations and prospects. We also publish policies, marketing materials, and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Although we work to comply with applicable privacy and data security laws, regulations and standards, contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Compliance with these data protection obligations has in the past and may in the future require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use, disclose and otherwise process personal data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Any actual or perceived failure to comply by us or our personnel, representatives, contractors, consultants, collaborators, or other third parties could result in government investigations and/or enforcement actions, fines, civil or criminal penalties, additional reporting requirements and/or oversight, bans on processing personal data (including clinical trial data), orders to destroy or not use personal data, private litigation (including class action claims) and mass arbitration demands, adverse publicity and could otherwise negatively affect our results of operations and business.

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

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee is responsible for advising on our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and risk management processes are managed by certain members of our management, including our CFO (who has prior experience in strategic business operations). Our CFO has supervisory responsibility over IT and cybersecurity functions. Our management is responsible for helping to integrate cybersecurity risk considerations into our overall risk management strategy, helping prepare for and respond to cybersecurity incidents, and reviewing security assessments and other security-related reports. Our incident response team is responsible for remediating cybersecurity incidents of which they are notified.

We maintain a cybersecurity policy, reviewed with our audit committee, which is designed to address cybersecurity risks to us (including by escalating certain cybersecurity incidents to members of management and the board of the audit committee, in each case depending on the circumstances). We also maintain incident response procedures designed to assist us in responding to cybersecurity incidents.

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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, ANX005, an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration as the potential first targeted treatment for patients with GBS. GBS is a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis, with no therapies in the United States approved by the FDA. We believe maximum suppression of C1q and the classical complement cascade early in the disease process may act to rapidly prevent complement-mediated nerve damage and irreversible neurological disability. In a prior Phase 1b placebo-controlled proof-of-concept trial, a single dose of ANX005 showed rapid and consistent improvement in muscle strength that translated into observable gains in health status, including a reduction in the need of mechanical ventilation, as well as a reduction in nerve damage and clinical function. In 2024, we completed a Phase 3 trial in 241 patients, which showed ANX005 helped patients improve sooner with rapid increase in muscle strength and more complete functional recovery than placebo through six months, and provided an important benefit in the burden of care by enabling patients to walk or be off ventilation earlier. In addition, we completed a Real World Evidence, or RWE, study that matched ANX005-treated patients from the Phase 3 study with a western world patient population from the International Guillain-Barré Syndrome Outcomes Study, or IGOS, predominantly from Europe and North America treated with current standards of care (intravenous immunoglobulin, or IVIg, or plasma exchange, or PE). Consistent with the Phase 3 trial, ANX005 showed a rapid increase in muscle strength with more complete recovery over IVIg or PE. We anticipate the Phase 3 and RWE results to support a comprehensive dataset for our Biologics License Application, or BLA, and are targeting the first half of 2025 for our pre-BLA meeting with the FDA ahead of our planned BLA submission. ANX005 has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. ANX005 has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, as the first potential program with a global registration path to approval in Europe and the United States for the treatment of dry AMD with GA. Dry AMD with GA is a leading cause of vision loss in the elderly, that affects more than an estimated eight million people globally, and there are no approved therapies targeting the preservation of vision in this disease. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity and the loss of photoreceptor neurons. It is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity as demonstrated in the Phase 2 ARCHER trial. In 2024, we initiated our Phase 3 ARCHER II trial, a global, sham-controlled, double-masked trial expected to enroll ~630 patients who have dry AMD with GA. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and a secondary objective structural measure is prevention of ellipsoid zone (EZ) loss. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. Accordingly, Annexon no longer plans to conduct a second injection-controlled head-to-head Phase 3 trial. We expect to complete enrollment of ARCHER II in the second half of 2025 and report topline data in the second half of 2026. ANX007 is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity that support its advancement. We are evaluating a tablet formulation of ANX1502 in an ongoing proof-of-concept study in patients with cold agglutinin disease, or CAD, to assess PK, PD and clinical efficacy endpoints (e.g., hemolysis as measured by reduction of elevated bilirubin) and data are expected in mid-2025. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in a host of diseases, including serious complement-mediated autoimmune diseases, with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic conditions.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $138.2 million and $134.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $710.7 million and cash and cash equivalents and short-term investments of $312.0 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$119,448	$113,756	$5,692	5%
General and administrative	34,625	29,967	4,658	16%
Total operating expenses	154,073	143,723	10,350	7%
Loss from operations	(154,073)	(143,723)	(10,350)	7%
Interest and other income, net	15,873	9,486	6,387	67%
Net loss	$(138,200)	$(134,237)	$(3,963)	3%

Research and Development Expenses

	Year Ended December 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$37,901	$41,456	$(3,555)	(9%)
Contract manufacturing	20,328	22,598	(2,270)	(10%)
Consulting and professional services	17,083	8,347	8,736	105%
Laboratory supplies and materials	848	1,453	(605)	(42%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	35,492	33,868	1,624	5%
Facilities and depreciation	6,875	5,009	1,866	37%
Other	921	1,025	(104)	(10%)
Total research and development expenses	$119,448	$113,756	$5,692	5%

Research and development expenses increased by $5.7 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $8.7 million in consulting and professional services in support of our development organization driving the advancement of our flagship programs, an increase of $1.9 million in facilities related costs due to the expiration of a sublease agreement, and an increase of $1.6 million in compensation and personnel-related expenses due to an increase in headcount, partially offset by a decrease of $3.6 million in direct clinical and nonclinical outside services costs due to completion of the Phase 2 ARCHER trial in GA in 2023, a decrease of $2.3 million due to timing of contract manufacturing expenses for ANX005, and a decrease of $0.6 million in laboratory supplies and materials.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$16,858	$16,404	$454	3%
Consulting and professional services	13,161	9,738	3,423	35%
Facilities and depreciation	2,598	1,946	652	34%
Other	2,008	1,879	129	7%
Total general and administrative expenses	$34,625	$29,967	$4,658	16%

General and administrative expenses increased by $4.7 million, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $3.4 million in consulting and professional services costs for business development, market research, and recruitment costs, an increase of $0.7 million in facilities related costs due to the expiration of a sublease agreement, and an increase in compensation and personnel-related expenses of $0.5 million due to an increase in headcount.

Interest and other income, net

Interest and other income increased by $6.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher average cash and investment balances and favorable interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of December 31, 2024, we had available cash and cash equivalents and short-term investments of $312.0 million and an accumulated deficit of $710.7 million.

Historical Cash Flows

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(118,006)	$(121,142)
Net cash (used in) provided by investing activities	(218,797)	70,703
Net cash provided by financing activities	161,206	135,524
(Decrease) increase in cash, cash equivalents and restricted cash	$(175,597)	$85,085

Cash Flow from Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $118.0 million, which consisted of a net loss of $138.2 million, partially offset by $13.8 million in non-cash charges and a net change of $6.4 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $19.4 million, depreciation and amortization of $2.2 million, and reduction in the carrying amount of right-of-use assets of $1.3 million, partially offset by accretion of discount on available-for-sale securities of $9.1 million.

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

Cash Flow from Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $218.8 million, which consisted of $583.9 million of purchases of available-for-sale securities, partially offset by $365.1 million of proceeds from maturities of available-for-sale securities.

Cash provided by investing activities for the year ended December 31, 2023 was $70.7 million, which consisted of $179.0 million of proceeds from maturities of available-for-sale securities, partially offset by $108.1 million of purchases of available-for-sale securities and $0.2 million of equipment purchases.

Cash Flow from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $161.2 million, which consisted of $116.8 million of net proceeds from the issuance of common stock and pre-funded warrants under our 2024 financing, $42.8 million of net proceeds from the issuance of common stock under our 2021 and 2024 ATM programs and $1.6 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. We issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. We issued an aggregate of 19,901 and 2,739,096 shares of common stock upon the cashless exercise of the common warrants and pre-funded warrants in June 2024 and November 2024, respectively.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the years ended December 31, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Issued	—	18,379,861	$0.001
Exercised	—	(2,583,144)	$0.001
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(8,949,346)	$0.216
Balances as of December 31, 2024	8,104,615	38,543,577

2024 At-the-Market (ATM) Program

In March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. During the year ended December 31, 2024, we sold 750,000 shares of common stock for net proceeds of approximately $4.5 million, after deducting commissions paid to TD Cowen. As of December 31, 2024, approximately $95.4 million remained available for the offer and sale of shares of common stock under the 2024 ATM program.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the years ended December 31, 2024 and 2023, we sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no shares of common stock may be sold under the 2021 ATM Program.

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

Accrued and Prepaid Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical trials and nonclinical studies. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on our behalf. In recording service fees as either prepaid or accrued costs, we estimate the period over which services will be performed and the level of effort to be expended in each period. The level of judgment required to estimate research and development expenses varies based on the nature of the services being performed and the underlying support obtained. Accordingly, research and development expenses supported by invoices or reports of costs from third-party providers for the services performed do not require us to make significant estimates.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services provided and efforts expended pursuant to contracts with contract research organizations that may be used to conduct and manage our clinical trials. We recognize costs for contract manufacturing based on evaluation of the progress to completion of specific tasks. These estimates of the expense are based on communications with and information provided by the third-party service providers at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the amounts recorded accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. We have not experienced any material differences between accrued or prepaid costs and actual costs incurred since inception.

We defer and capitalize non-refundable advance payments for goods or services that will be used or rendered for future research and development activities as prepaid expenses until the related goods are delivered or services are performed. We evaluate such payments for current or long-term classification based on when such services are expected to be received.

Warrants

To assess the initial classification of our warrants as either liability or equity, we apply judgment when evaluating the potential settlement options. We first assess whether the warrants are within the scope of ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, or require settlement by issuing variable number of shares.

If the warrants are not within the scope of ASC 480, they are subsequently assessed under ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , or ASC 815-40. We review the terms of the warrants to determine whether they require or may require us to settle or net settle the contract for cash which would result in classification of the warrants as liabilities recorded at fair value. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and meet equity classification criteria under ASC 815-40. Liability-classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity-classified warrants only require fair value accounting at issuance and are not subsequently remeasured.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Pre-funded warrants

As discussed in Note 6 to the consolidated financial statements, in June 2024 the Company closed a financing transaction which included the issuance of common stock and pre-funded warrants to purchase its common stock. Upon issuance, the pre-funded warrants were recorded at fair value as of the grant date as a component of stockholders' equity within additional paid-in capital.

We identified the balance sheet classification of the pre-funded warrants as part of the June 2024 financing transaction as either liabilities or equity as a critical audit matter. Subjective auditor judgment was required in the evaluation of the balance sheet classification of the pre-funded warrants due to certain provisions included within the warrant agreement.

The following are the primary procedures we performed to address this critical audit matter. We obtained and inspected the pre-funded warrant agreement to identify key terms and conditions within the agreement that were relevant to the balance sheet classification determination. We obtained and assessed the Company's technical accounting analysis to evaluate whether the Company had considered those key terms and conditions of the pre-funded warrant agreement. We evaluated the Company's interpretation and application of the relevant accounting literature, including considerations of the settlement provisions unique to the pre-funded warrants.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 3, 2025

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,498	$225,110
Short-term investments	262,519	34,606
Prepaid expenses and other current assets	4,444	4,144
Total current assets	316,461	263,860
Restricted cash	1,032	1,032
Property and equipment, net	12,638	14,773
Operating lease right-of-use assets	16,705	18,009
Other non-current assets	3,235	—
Total assets	$350,071	$297,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,426	$5,487
Accrued and other current liabilities	17,568	10,276
Operating lease liabilities, current	2,518	2,165
Total current liabilities	30,512	17,928
Operating lease liabilities, non-current	26,454	29,190
Total liabilities	56,966	47,118
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023; 109,381,556 and 78,369,099 shares issued and outstanding as of December 31, 2024 and 2023, respectively	109	78
Additional paid-in capital	1,003,685	823,029
Accumulated other comprehensive income (loss)	10	(52)
Accumulated deficit	(710,699)	(572,499)
Total stockholders’ equity	293,105	250,556
Total liabilities and stockholders’ equity	$350,071	$297,674

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$119,448	$113,756
General and administrative	34,625	29,967
Total operating expenses	154,073	143,723
Loss from operations	(154,073)	(143,723)
Interest and other income, net	15,873	9,486
Net loss	$(138,200)	$(134,237)
Net loss per share, basic and diluted	$(1.01)	$(1.77)
Weighted-average shares used in computing net loss per share, basic and diluted	137,404,145	75,673,081

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(138,200)	$(134,237)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	5
Unrealized gain on available-for-sale securities	77	315
Comprehensive loss	$(138,138)	$(133,917)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	47,722,995	$48	$669,780	$(372)	$(438,262)	$231,194
Exercise of stock options	76,888	—	145	—	—	145
Exercise of pre-funded warrants	2,582,557	3	(3)	—	—	—
Issuance of common stock to a related party, net of issuance costs of $525	2,646,458	2	17,468	—	—	17,470
Issuance of common stock and pre- funded warrants, net of issuance cost of $8,014	25,035,000	25	116,977	—	—	117,002
Issuance of common stock per Employee Stock Purchase Plan purchase	133,105	—	479	—	—	479
Restricted stock vested in the period	172,096	—	—	—	—	—
Stock-based compensation	—	—	18,183	—	—	18,183
Other comprehensive income	—	—	—	320	—	320
Net loss	—	—	—	—	(134,237)	(134,237)
Balances as of December 31, 2023	78,369,099	78	823,029	(52)	(572,499)	250,556
Exercise of stock options	382,122	—	1,232	—	—	1,232
Exercise of pre-funded warrants	8,947,923	9	(9)	—	—	—
Exercise of common warrants	19,901	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,528	8,326,067	8	42,835	—	—	42,843
Issuance of common stock and pre-funded warrants, net of issuance costs $8,183	13,001,120	13	116,804	—	—	116,817
Issuance of common stock per Employee Stock Purchase Plan purchase	138,147	1	361	—	—	362
Restricted stock vested in the period	197,177	—	—	—	—	—
Stock-based compensation	—	—	19,433	—	—	19,433
Other comprehensive income	—	—	—	62	—	62
Net loss	—	—	—	—	(138,200)	(138,200)
Balances as of December 31, 2024	109,381,556	$109	$1,003,685	$10	$(710,699)	$293,105

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(138,200)	$(134,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	2,148
Accretion of discount on available-for-sale securities	(9,054)	(2,550)
Stock-based compensation	19,433	18,183
Reduction in the carrying amount of right-of-use assets	1,304	1,119
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(300)	1,352
Other non-current assets	(3,184)	—
Accounts payable	4,936	(2,077)
Accrued and other current liabilities	7,292	(3,577)
Operating lease liabilities	(2,383)	(1,503)
Net cash used in operating activities	(118,006)	(121,142)
Investing activities:
Purchases of property and equipment	(15)	(193)
Purchases of available-for-sale securities	(583,932)	(108,088)
Proceeds from maturities of available-for-sale securities	365,150	178,984
Net cash (used in) provided by investing activities	(218,797)	70,703
Financing activities:
Proceeds from the exercise of common stock options	1,232	90
Proceeds from Employee Stock Purchase Plan purchases	362	479
Proceeds from the issuance of common stock, including to related parties, of zero and $17,995 for the years ended December 31, 2024 and 2023, respectively	44,371	17,995
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	117,500	117,515
Payment of financing costs	(2,259)	(555)
Net cash provided by financing activities	161,206	135,524
(Decrease) increase in cash, cash equivalents and restricted cash	(175,597)	85,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	5
Cash, cash equivalents and restricted cash
Beginning of period	226,142	141,052
End of period	$50,530	$226,142
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$4,893	$4,728
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$3	$483
Deferred offering costs included in other non-current assets	$51	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$—

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2024, had an accumulated deficit of $710.7 million and cash and cash equivalents and short-term investments of $312.0 million.

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

Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds and short-term government bonds, are stated at fair value.

Restricted cash as of December 31, 2024 relates to the letters of credit established for the Company’s office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash	$2,651	$8,488
Cash equivalents	46,847	216,622
Cash and cash equivalents	49,498	225,110
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$50,530	$226,142

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

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials and commercial materials to support future biologics license applications ("BLA") to the FDA, and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel-related expenses (including stock-based compensation), (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

Stock-based compensation costs are based on the fair value of the underlying RSUs and options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual and interim requirements under ASU 2023-07 on January 1, 2024 and 2025, respectively. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 10—Segment Reporting.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$31,680	$—	$—	$31,680
Government bonds	Level 2	15,167	—	—	15,167
Total cash equivalents		46,847	—	—	46,847
Short-term investments:
Government bonds	Level 2	262,424	98	(3)	262,519
Total short-term investments		262,424	98	(3)	262,519
		$309,271	$98	$(3)	$309,366

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$143,933	$—	$—	$143,933
Government bonds	Level 2	72,689	—	—	72,689
Total cash equivalents		216,622	—	—	216,622
Short-term investments:
Government bonds	Level 2	34,596	10	—	34,606
Total short-term investments		34,596	10	—	34,606
		$251,218	$10	$—	$251,228

All of the investments held as of December 31, 2024 had original maturities of less than two years. As of December 31, 2024, all of the investments are scheduled to mature in 12 months. During the year ended December 31, 2024, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2024. There were nominal unrealized losses as of December 31, 2024, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the years ended December 31, 2024 and 2023, the Company recognized no material realized gains or losses on financial instruments.

4.
Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development costs	$2,640	$2,617
Prepaid insurance	700	704
Prepaid and other current assets	1,104	823
Total prepaid expenses and other current assets	$4,444	$4,144

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$17,254	$17,245
Laboratory equipment	1,838	1,832
Furniture and fixtures	692	692
Computer equipment and software	33	33
Total property and equipment, gross	19,817	19,802
Less: accumulated depreciation	(7,179)	(5,029)
Total property and equipment, net	$12,638	$14,773

Total depreciation expense recognized for the years ended December 31, 2024 and 2023 was $2.2 million and $2.1 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development expenses	$10,992	$4,027
Accrued compensation	5,833	5,607
Accrued professional services	602	501
Other accrued and current liabilities	141	141
Total accrued and other current liabilities	$17,568	$10,276

5.
Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option. In November 2021, the Company subleased unoccupied space for two years from December 2021 through November 2023, for aggregate sublease payments of $3.4 million. The sublease income, while it reduces the rent expense, is not considered in the value of the right-of-use assets or lease liabilities. The Company’s sublease income was zero and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the operating lease right-of-use assets were $16.7 million and lease liabilities were $29.0 million in the consolidated balance sheet. The weighted average remaining lease term is 6.8 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for the years ended December 31, 2024 and 2023 was $3.8 million and $2.3 million, respectively. Variable lease payments for the years ended December 31, 2024 and 2023 were $2.3 million and $1.5 million, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2024 were as follows:

(in thousands)
2025	$5,065
2026	5,242
2027	5,425
2028	5,615
2029 and thereafter	16,985
Total undiscounted lease payments	38,332
Less: Imputed interest	(9,360)
Total	$28,972

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.
Stockholders' Equity

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

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants have an exercise price of $5.806875 per share and expire on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. The Company issued an aggregate of 19,901 and 2,739,096 shares of common stock upon the cashless exercise of the common warrants and pre-funded warrants in June 2024 and November 2024, respectively.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the years ended December 31, 2024 and 2023:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2022	8,427,508	24,696,206
Issued	—	18,379,861	$0.001
Exercised	—	(2,583,144)	$0.001
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(8,949,346)	$0.216
Balances as of December 31, 2024	8,104,615	38,543,577

2024 At-the-Market ("ATM") Program

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. During the year ended December 31, 2024, the Company sold 750,000 shares of common stock for net proceeds of approximately $4.5 million, after deducting commissions paid to TD Cowen. As of December 31, 2024, approximately $95.4 million remained available for the offer and sales of shares of common stock under the 2024 ATM program.

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the years ended December 31, 2024 and 2023, the Company sold 7,576,067 shares and 2,646,458 shares of common stock, respectively, under the 2021 ATM program for net proceeds of approximately $38.4 million and $17.5 million, respectively, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no further shares of common stock may be sold under the 2021 ATM Program.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2024, no dividends had been declared by the board of directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2024	2023
Stock options issued and outstanding	14,594,720	9,208,970
Stock options reserved for 2020 Incentive Award Plan	2,109,758	1,988,340
Unvested restricted stock units outstanding	770,028	495,579
Common stock reserved for 2021 ATM program	—	2,619,471
Common stock reserved for 2024 ATM program	24,250,000	—
Common stock reserved for Employee Stock Purchase Plan	1,983,924	1,338,381
Common stock reserved for 2022 Employment Inducement Award Plan	3,359,230	758,084
Common stock reserved for pre-funded warrants	38,543,577	40,493,510
Common stock reserved for common warrants	8,104,615	8,427,508
Total common stock reserved	93,715,852	65,329,843

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2024 and 2023, there were 2,109,758 and 1,988,340 shares available for issuance under the 2020 Plan, respectively.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of December 31, 2024 and 2023, there were 3,359,230 and 758,084 shares available for issuance under the Inducement Plan, respectively.

Stock options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2023	9,208,970	$10.31	7.53	$2,930
Stock options granted	6,749,824	$5.73
Stock options exercised	(382,122)	$3.22
Stock options forfeited	(981,952)	$11.55
Balances as of December 31, 2024	14,594,720	$8.29	7.94	$4,059
Vested and Exercisable as of December 31, 2024	6,813,637	$11.06	6.58	$2,194

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.2 million and $0.3 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2024 and 2023 was $4.56 and $3.72 per share, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $33.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.0 years.

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

A summary of RSU activity under the equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	495,579	$5.69
Granted	602,600	5.13
Vested	(197,177)	5.85
Cancelled	(130,974)	5.29
Unvested as of December 31, 2024	770,028	$5.28

As of December 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2024, 1,983,924 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2024 and 2023.

The stock-based compensation expense related to the ESPP for the years ended December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$9,670	$8,878
General and administrative	9,763	9,305
Total stock-based compensation expense	$19,433	$18,183

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected volatility	95.90% - 99.80%	81.20% - 82.40%
Risk-free interest rate	3.48% - 4.65%	3.47% - 4.85%
Dividend yield	—	—

8.
Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(138,193)	$(134,233)
Foreign	(7)	(4)
Loss before income taxes	$(138,200)	$(134,237)

For each of the years ended December 31, 2024 and 2023, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax provision at U.S. statutory rate	$(29,022)	$(28,190)
Stock-based compensation	1,548	1,343
Research and development tax credits	(9,526)	(3,883)
Change in valuation allowance	35,184	29,066
Section 162(m) compensation	1,773	1,594
Other	43	70
Provision for income taxes	$—	$—

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$94,198	$70,996
Research and development credits	29,095	16,070
Other intangibles	5	3
Accruals and reserves	1,116	1,074
Stock-based compensation	5,599	5,185
Capitalized research and development	49,837	36,568
Lease liabilities	6,087	6,610
Total gross deferred tax assets	185,937	136,506
Less: valuation allowance	(180,958)	(130,939)
Total deferred tax assets, net	$4,979	$5,567

Deferred Tax Liabilities:
Fixed assets	$(1,469)	$(1,771)
Right-of-use assets	(3,510)	(3,796)
Total gross deferred tax liabilities	(4,979)	(5,567)
Net deferred tax assets	$—	$—

During 2024, the Company completed a research credit study for the years ended December 31, 2020 through 2023. This resulted in true ups to the credit carryovers, which also impacted the Section 174 capitalized research expenses and net operating losses deferred tax assets disclosed.

As of December 31, 2024, the Company had $367.7 million of federal and $223.8 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, federal NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company has $324.7 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2024, the Company had approximately $33.2 million of federal and $9.3 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $50.0 million and $30.2 million for the years ended December 31, 2024 and 2023, respectively. The changes in the 2024 valuation allowance were primarily due to the addition of capitalized research and development costs, current year loss carryforwards and research and development credits. The changes in the 2023 valuation allowance were primarily due to the addition of capitalized research and development costs, current year loss carryforwards and research and development credits.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2024. Federal net operating loss carryforwards of $367.6 million and state and local net operating loss carryforwards of $189.2 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2024. The Company has identified $0.1 million and $34.7 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $4.3 million that will not be able to be utilized due to ownership change limitation; these amounts have been excluded from the deferred tax assets table above. Further ownership changes subsequent to December 31, 2024 may be identified which could result in limitations to the amount of net operating losses and credits which may be utilized prior to expiration.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$3,970	$2,726
Additions based on tax positions related to prior year	3,388	189
Reductions based on tax positions related to prior year	(1,726)	—
Additions based on tax positions related to current year	2,787	1,055
Ending balance	$8,419	$3,970

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the years ended December 31, 2024 and 2023. The Company files income tax returns in the United States, various states, and Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2024 remain effectively open for examination by the Internal Revenue Service and most state tax authorities because of net operating losses and credit carryovers.

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

9.
Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 38,543,577 and 40,492,923 shares of common stock for the years ended December 31, 2024 and 2023, respectively, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	14,594,720	9,208,970
Shares subject to Employee Stock Purchase Plan	15,922	17,200
Unvested restricted stock units	770,028	495,579
Common warrants	8,104,615	8,427,508
Total	23,485,285	18,149,257

10. Segment Reporting

The Company has one reportable segment, which is related to the research and development of its product candidates focused on complement-mediated diseases of the body, brain and eye for which there is significant unmet medical need. The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. See Note 2—Basis of Presentation and Significant Accounting Policies.

The segment is managed on a consolidated basis and the CODM uses total operating expenses and consolidated net loss to assess performance, forecast future financial results and allocate resources. In assessing the Company's financial performance and making strategic decisions, the CODM regularly reviews operating expenses by function. This includes a review of budget versus actual expenses and direct program spend, which includes clinical costs, consultant fees, manufacturing expenses, and other direct external costs.

The following table presents the operations for the reportable segment during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development - program expenses(1)	$79,548	$76,008
Research and development - personnel	24,291	23,893
General and administrative - personnel	6,578	6,896
Other general and administrative expenses(2)	22,073	16,595
Depreciation expense	2,150	2,148
Stock-based compensation	19,433	18,183
Total operating expense	154,073	143,723
Loss from operations	(154,073)	(143,723)
Interest and other income, net	15,873	9,486
Consolidated segment net loss	$(138,200)	$(134,237)

__________________

(1) Research and development - program expenses include other non-program specific expenses and other research expenses.

(2) Other general and administrative expenses include consulting and professional services fees for legal, accounting, tax, and facilities costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Types of Trading Arrangement
Name and Position	Action	Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Douglas Love, Chief Executive Officer	Terminate	12/16/2024	X		37,994		1/22/2025

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39402	4.3	03/01/22

4.4	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	07/08/22

4.5	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

4.6	Form of Pre-Funded Warrant.	8-K/A	001-39402	4.1	12/22/23

4.7	Form of Pre-Funded Warrant.	8-K	001-39402	4.1	06/07/24

10.1	Amended and Restated Investors’ Rights Agreement, dated June 30, 2020, by and among the Registrant and the investors listed therein.	S-1	333-239647	10.1	07/02/20

10.2†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.3	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.4(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.4(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

10.5(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.5(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.5(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.6+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.7+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.8+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.9+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.10+	Non-Employee Director Compensation Program.					X

10.11+	Form of Indemnification and Advancement Agreement for directors and officers.	S-1	333-239647	10.12	07/02/20

10.12+	Employment Agreement by and between the Registrant and Dean Richard Artis, Ph.D.	10-K	001-39402	10.12	03/06/22

10.13	Sales Agreement, dated as of March 26, 2024, by and between Annexon Inc. and Cowen and Company, LLC.	S-3	333-278246	1.2	03/26/24

10.14	Securities Purchase Agreement, dated July 7, 2022, by and among the Registrant and the Purchasers named within.	8-K	001-39402	10.1	07/08/22

10.15+	Annexon, Inc. 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(a)	08/08/22

10.16+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(b)	08/08/22

10.17+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(c)	08/08/22

10.18+	Employment Agreement by and between the Registrant and Jamie Dananberg, M.D.	10-Q	001-39402	10.2#	08/07/23

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

19.1	Insider Trading Compliance Policy					X

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39402	97.1	03/26/24

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: March 3, 2025	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2025	By:	/s/ Jennifer Lew
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

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 3, 2025
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 3, 2025
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairperson & Director	March 3, 2025
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 3, 2025
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 3, 2025
Jung E. Choi

/s/ Bettina M. Cockroft, M.D.	Director	March 3, 2025
Bettina M. Cockroft, M.D.

/s/ William Jones	Director	March 3, 2025
William Jones

/s/ Muneer A. Satter	Director	March 3, 2025
Muneer A. Satter

/s/ William D. Waddill	Director	March 3, 2025
William D. Waddill