Form 10-Q
period 2025-03-31
Annexon, Inc.
filed 2025-05-12
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of May 8, 2025 was 109,714,404. This number does not include 38,543,577 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,122	$49,498
Short-term investments	166,574	262,519
Prepaid expenses and other current assets	4,466	4,444
Total current assets	268,162	316,461
Restricted cash	1,032	1,032
Property and equipment, net	12,190	12,638
Operating lease right-of-use assets	16,346	16,705
Other non-current assets	5,297	3,235
Total assets	$303,027	$350,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,437	$10,426
Accrued and other current liabilities	20,494	17,568
Operating lease liabilities, current	2,616	2,518
Total current liabilities	33,547	30,512
Operating lease liabilities, non-current	25,692	26,454
Total liabilities	59,239	56,966
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	109	109
Additional paid-in capital	1,008,825	1,003,685
Accumulated other comprehensive (loss) income	(91)	10
Accumulated deficit	(765,055)	(710,699)
Total stockholders’ equity	243,788	293,105
Total liabilities and stockholders’ equity	$303,027	$350,071

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$48,179	$20,963
General and administrative	9,226	7,609
Total operating expenses	57,405	28,572
Loss from operations	(57,405)	(28,572)
Interest and other income, net	3,049	3,396
Net loss	$(54,356)	$(25,176)
Net loss per share, basic and diluted	$(0.37)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	148,108,809	122,673,202

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(54,356)	$(25,176)
Other comprehensive loss:
Foreign currency translation adjustment	—	(12)
Unrealized loss on available-for-sale securities	(101)	(38)
Comprehensive loss	$(54,457)	$(25,226)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	109,381,556	$109	$1,003,685	$10	$(710,699)	$293,105
Exercise of stock options	43,113	—	62	—	—	62
Restricted stock vested in the period	289,735	—	—	—	—	—
Stock-based compensation	—	—	5,078	—	—	5,078
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(54,356)	(54,356)
Balances as of March 31, 2025	109,714,404	$109	$1,008,825	$(91)	$(765,055)	$243,788

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(54,356)	$(25,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	538
Accretion of discount on available-for-sale securities	(1,850)	(1,137)
Stock-based compensation	5,078	4,660
Reduction in the carrying amount of right-of-use assets	359	308
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(22)	(1,629)
Other non-current assets	(2,032)	(361)
Accounts payable	(31)	(1,531)
Accrued and other current liabilities	2,926	(3,369)
Operating lease liabilities	(664)	(570)
Net cash used in operating activities	(50,055)	(28,267)
Investing activities:
Purchases of property and equipment	(74)	—
Purchases of available-for-sale securities	(61,806)	(100,302)
Proceeds from maturities of available-for-sale securities	159,500	23,000
Net cash provided by (used in) investing activities	97,620	(77,302)
Financing activities:
Proceeds from the exercise of common stock options	62	198
Proceeds from the issuance of common stock	—	33,131
Payment of financing costs	(3)	(917)
Net cash provided by financing activities	59	32,412
Increase (decrease) in cash, cash equivalents and restricted cash	47,624	(73,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(12)
Cash, cash equivalents and restricted cash
Beginning of period	50,530	226,142
End of period	$98,154	$152,973
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,259	$1,216
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$30	$117
Deferred offering costs included in other non-current assets	$81	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$15	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a biopharmaceutical company advancing a late-stage clinical platform of novel therapies for people living with devasting classical complement-mediated neuroinflammatory diseases. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2025, had an accumulated deficit of $765.1 million and cash and cash equivalents and short-term investments of $263.7 million.

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

The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Management evaluates its estimates, including but not limited to the fair value of investments, incremental borrowing rate for operating lease right-of-use assets and liabilities, valuation of deferred tax assets and uncertain tax positions (including valuation allowance), clinical trial accruals and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the operations of Annexon, Inc. and its wholly-owned subsidiary and include the results of operations and cash flows of these entities. All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Reference is made to Note 2, Summary of Significant Accounting Policies, in the Company’s 2024 Form 10-K filed on March 3, 2025 for a detailed description of significant accounting policies. There have been no significant changes to the Company’s accounting policies as disclosed in its 2024 Form 10-K.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual and interim requirements under ASU 2023-07 on January 1, 2024 and 2025, respectively. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 9—Segment Reporting.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$22,006	$—	$—	$22,006
Government bonds	Level 2	62,381	—	—	62,381
Total cash equivalents		84,387	—	—	84,387
Short-term investments:
Government bonds	Level 2	166,577	3	(6)	166,574
Total short-term investments		166,577	3	(6)	166,574
		$250,964	$3	$(6)	$250,961

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$31,680	$—	$—	$31,680
Government bonds	Level 2	15,167	—	—	15,167
Total cash equivalents		46,847	—	—	46,847
Short-term investments:
Government bonds	Level 2	262,424	98	(3)	262,519
Total short-term investments		262,424	98	(3)	262,519
		$309,271	$98	$(3)	$309,366

All of the investments held as of March 31, 2025, had original maturities of less than two years. As of March 31, 2025, all of the investments are scheduled to mature within 12 months. During the three months ended March 31, 2025, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2025. There were nominal unrealized losses as of March 31, 2025, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three months ended March 31, 2025 and 2024, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of March 31, 2025 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash	$12,735	$2,651
Cash equivalents	84,387	46,847
Cash and cash equivalents	97,122	49,498
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$98,154	$50,530

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development costs	$2,968	$2,640
Prepaid insurance	424	700
Prepaid and other current assets	1,074	1,104
Total prepaid expenses and other current assets	$4,466	$4,444

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$17,254	$17,254
Laboratory equipment	1,871	1,838
Furniture and fixtures	730	692
Computer equipment and software	39	33
Construction in progress	12	—
Total property and equipment, gross	19,906	19,817
Less: accumulated depreciation	(7,716)	(7,179)
Total property and equipment, net	$12,190	$12,638

The Company recognized depreciation expense for property and equipment of $0.5 million for each of the three months ended March 31, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$17,409	$10,992
Accrued compensation	2,372	5,833
Accrued professional services	474	602
Other accrued and current liabilities	239	141
Total accrued and other current liabilities	$20,494	$17,568

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of March 31, 2025, the operating lease right-of-use assets were $16.3 million and lease liabilities were $28.3 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 6.6 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million for each of the three months ended March 31, 2025 and 2024. Variable lease payments were $0.7 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments and related lease liabilities as of March 31, 2025, were as follows:

(in thousands)
2025 (remaining nine months)	$3,806
2026	5,242
2027	5,425
2028	5,615
2029 and thereafter	16,985
Total undiscounted lease payments	37,073
Less: Imputed interest	(8,765)
Total	$28,308

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6. Stockholders’ Equity

2024 Financing

In June 2024, the Company raised net proceeds of approximately $116.8 million after deducting underwriting discounts and offering expenses through the sale of 13,001,120 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.25 per share, and pre-funded warrants to purchase an aggregate of 7,000,000 shares of common stock at a price of $6.249 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

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

Pre-Funded and Common Warrants

The following summarizes warrant activity during the three months ended March 31, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$-
Balances as of March 31, 2025	8,104,615	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Exercised	—	(5,244,444)	$0.001
Balances as of March 31, 2024	8,427,508	35,248,479

2024 At-the-Market (ATM) Program

In March 2024, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of March 31, 2025, approximately $95.4 million remained available for the offer and sales of shares of common stock under the 2024 ATM program.

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen as sales agent, pursuant to which the Company could issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen was entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the three months ended March 31, 2024, the Company sold 6,639,348 shares of common stock under the 2021 ATM program for net proceeds of approximately $32.2 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no further shares of common stock may be sold under the 2021 ATM Program.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2025	December 31, 2024
Stock options issued and outstanding	19,852,941	14,594,720
Stock options reserved for 2020 Incentive Award Plan	724,356	2,109,758
Unvested restricted stock units outstanding	1,516,623	770,028
Common stock reserved for 2024 ATM program	24,250,000	24,250,000
Common stock reserved for Employee Stock Purchase Plan	3,077,739	1,983,924
Common stock reserved for 2022 Employment Inducement Award Plan	2,782,230	3,359,230
Common stock reserved for pre-funded warrants	38,543,577	38,543,577
Common stock reserved for common warrants	8,104,615	8,104,615
Total common stock reserved	98,852,081	93,715,852

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

2020 Incentive Award Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of January, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2025, there were 724,356 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of March 31, 2025, there were 2,782,230 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	14,594,720	$8.29	7.94	$4,059
Stock options granted	5,455,513	$2.59
Stock options exercised	(43,113)	$1.44
Stock options forfeited	(154,179)	$4.75
Balances as of March 31, 2025	19,852,941	$6.77	8.29	$13,952
Vested and Exercisable as of March 31, 2025	7,392,072	$10.74	6.47	$6,392

The total intrinsic value of options exercised was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2025 and 2024 was $2.01 and $4.06 per share, respectively.

As of March 31, 2025, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $39.5 million, which the Company expects to recognize over an estimated weighted-average period of 3.2 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	770,028	$5.28
Granted	1,072,921	2.50
Vested	(289,735)	5.62
Cancelled	(36,591)	3.46
Unvested as of March 31, 2025	1,516,623	$3.29

As of March 31, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $4.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2025, 3,077,739 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2025.

The stock-based compensation expense related to the ESPP was $40,000 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,829	$2,282
General and administrative	2,249	2,378
Total stock-based compensation expense	$5,078	$4,660

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

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method. The Company continues using the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.77 - 6.08	6.02 - 6.08
Expected volatility	92.3% - 93.8%	95.90% - 96.20%
Risk-free interest rate	4.13% - 4.49%	4.29% - 4.33%
Dividend yield	—	—

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 38,543,577 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	19,852,941	11,859,362
Shares subject to Employee Stock Purchase Plan	144,421	79,748
Unvested restricted stock units	1,516,623	915,861
Common warrants	8,104,615	8,427,508
Total	29,618,600	21,282,479

9. Segment Reporting

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

The segment is managed on a consolidated basis and the chief operating decision maker, or CODM uses total operating expenses and consolidated net loss to assess financial performance, forecast future financial results and allocate resources. In assessing the Company’s financial performance and making strategic decisions, the CODM regularly reviews operating expenses by function. This includes a review of budget versus actual expenses and direct program spend, which includes clinical costs, consultant fees, manufacturing expenses, and other direct external costs.

The following table presents the operations for the reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development - external expenses(1)	$34,498	$11,691
Research and development - personnel	9,046	5,624
General and administrative - personnel	2,340	1,496
Other general and administrative expenses(2)	5,906	4,563
Depreciation expense	537	538
Stock-based compensation	5,078	4,660
Total operating expense	57,405	28,572
Loss from operations	(57,405)	(28,572)
Interest and other income, net	3,049	3,396
Consolidated segment net loss	$(54,356)	$(25,176)

__________________

(1) Research and development - external expenses include program expenses, other non-program specific expenses and other research expenses.

(2) Other general and administrative expenses include consulting and professional services fees for legal, accounting, tax, and facilities costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 3, 2025.

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

Overview

We are a biopharmaceutical company advancing a late-stage clinical platform of novel therapies for people living with devastating classical complement-mediated neuroinflammatory diseases. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing our lead candidate, tanruprubart (formerly ANX005), an investigational, full-length monoclonal antibody, or mAb, formulated for intravenous administration as the potential first-targeted treatment for patients with GBS. Tanruprubart has consistently demonstrated rapid and sustained functional improvements in multiple placebo-controlled trials. GBS is a rare antibody-mediated autoimmune disease that is the most common cause of acute neuromuscular paralysis, with no therapies in the United States approved by the U.S. Food and Drug Administration, or FDA. The rare and acute nature of GBS has shaped our clinical development program conducted primarily in Southeast Asia to generate a comprehensive data package that includes successful placebo-controlled proof-of-concept and Phase 3 data, Real-World Evidence indirect comparison data of tanruprubart’s treatment effect versus current standard of care, and drug-drug interaction safety data with tanruprubart with current standard of care. We are also preparing to initiate in the second quarter of 2025 the open-label tanruprubart FORWARD study, measuring pharmacokinetics, pharmacodynamics, early efficacy in week 1, and safety in up to 30 subjects in the United States, Canada, and Europe, which is designed to broaden Western patient, physician and healthcare community experience. We anticipate this comprehensive data package to support our Biologics License Application, or BLA, and are targeting a meeting with the Center for Drug Evaluation and Research of the FDA in the second quarter of 2025, ahead of our planned BLA submission. Tanruprubart has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. Tanruprubart has also been granted orphan designation from the European Medicines Agency, or EMA.
•
Geographic Atrophy, or GA: We are advancing ANX007, an antigen-binding fragment, or Fab, formulated for intravitreal administration, as the first potential program with a global registration path to approval in Europe and the United States for the treatment of dry AMD with GA. Dry AMD with GA is a leading cause of vision loss in the elderly, that affects more than an estimated eight million people globally, and there are no approved therapies targeting the preservation of vision in this disease. ANX007 is designed to block C1q locally in the eye, to provide more complete protection against excess classical complement activity and the loss of photoreceptor neurons. It is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity as demonstrated in the Phase 2 ARCHER trial. In 2024, we initiated our Phase 3 ARCHER II trial, a global, sham-controlled, double-masked trial expected to enroll ~630 patients who have dry AMD with GA. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and a secondary objective structural measure is prevention of ellipsoid zone (EZ) loss. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. Accordingly, we no longer plan to conduct a second injection-controlled head-to-head Phase 3 trial. We expect to complete enrollment of ARCHER II in the third quarter of 2025 and report topline data in the second half of 2026. ANX007 is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibitor of classical complement which we believe is first-in-kind. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating a tablet formulation of ANX1502 in an ongoing proof-of-concept study in patients with cold agglutinin disease, or CAD, to assess PK, PD and clinical efficacy endpoints (e.g., hemolysis as measured by reduction of elevated bilirubin) and data are expected in mid-2025. Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in a host of diseases, including serious complement-mediated autoimmune diseases, with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic conditions.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $54.4 million and $25.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $765.1 million and cash and cash equivalents and short-term investments of $263.7 million.

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
•
contract manufacturing costs to produce clinical trial materials and commercial materials to support
BLA package submission to the FDA; and
•
laboratory supplies and materials.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$48,179	$20,963	$27,216	130%
General and administrative	9,226	7,609	1,617	21%
Total operating expenses	57,405	28,572	28,833	101%
Loss from operations	(57,405)	(28,572)	(28,833)	101%
Interest and other income, net	3,049	3,396	(347)	(10%)
Net loss	$(54,356)	$(25,176)	$(29,180)	116%

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$10,562	$6,706	$3,856	58%
Contract manufacturing	15,865	1,758	14,107	*
Consulting and professional services	6,464	2,226	4,238	190%
Laboratory supplies and materials	322	157	165	105%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	12,747	8,173	4,574	56%
Facilities and depreciation	1,984	1,687	297	18%
Other	235	256	(21)	(8%)
Total research and development expenses	$48,179	$20,963	$27,216	130%

__________________

*Greater than 200% change for the periods presented.

Research and development expenses increased by $27.2 million, or 130%, for the three months ended March 31, 2025 compared to the same period in 2024. The change was primarily attributable to a $14.1 million increase in contract manufacturing expenses related to the timing of activities for tanruprubart (ANX005) supporting the preparation of the BLA submission, as well as the initiation of the manufacturing technology transfer of ANX007 to a commercial-ready facility. In addition, compensation and personnel-related expenses increased by $4.6 million, driven by higher headcount. Consulting and professional services expenses increased by $4.2 million, primarily to support the preparation of our BLA submission for tanruprubart in GBS and to provide ongoing support for the ARCHER II clinical trial. We also incurred $3.9 million in additional direct clinical and nonclinical outside services costs associated with continued advancement of the ARCHER II clinical trial.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$4,745	$3,961	$784	20%
Consulting and professional services	3,200	2,552	648	25%
Facilities and depreciation	712	676	36	5%
Other	569	420	149	35%
Total general and administrative expenses	$9,226	$7,609	$1,617	21%

General and administrative expenses increased by $1.6 million, or 21%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in compensation and personnel-related expenses of $0.8 million due to an increase in headcount, and an increase of $0.6 million in consulting and professional services and recruitment costs.

Interest and other income, net

Interest and other income, net, decreased by $0.3 million, or 10%, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of March 31, 2025, we had available cash and cash equivalents and short-term investments of $263.7 million and an accumulated deficit of $765.1 million.

Historical Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(50,055)	$(28,267)
Net cash provided by (used in) investing activities	97,620	(77,302)
Net cash provided by financing activities	59	32,412
Increase (decrease) in cash, cash equivalents and restricted cash	$47,624	$(73,157)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31 , 2025 was $50.1 million, which consisted of a net loss of $54.4 million, partially offset by $4.1 million in non-cash charges and a net change of $0.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $5.1 million, depreciation and amortization of $0.5 million and a reduction in the carrying amount of right-of-use assets of $0.4 million, partially offset by accretion of discount on available-for-sale securities of $1.9 million.

Cash used in operating activities for the three months ended March 31, 2024 was $28.3 million, which consisted of a net loss of $25.2 million and a net change of $7.5 million in our operating assets and liabilities, partially offset by $4.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $4.7 million, depreciation and amortization of $0.5 million and a reduction in the carrying amount of right-of-use assets of $0.3 million, partially offset by accretion of discount on available-for-sale securities of $1.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2025 was $97.6 million, which consisted of $159.5 million of proceeds from maturities of available-for-sale securities, partially offset by $61.8 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Cash used in investing activities for the three months ended March 31, 2024 was $77.3 million, which consisted of $100.3 million of purchases of available-for-sale securities, partially offset by $23.0 million of proceeds from maturities of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.1 million, which consisted of $0.1 million of proceeds from the exercise of common stock options.

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

Pre-Funded and Common Warrants

The following summarizes warrant activity during the three months ended March 31, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$-
Balances as of March 31, 2025	8,104,615	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Exercised	—	(5,244,444)	$0.001
Balances as of March 31, 2024	8,427,508	35,248,479

2024 At-the-Market (ATM) Program

In March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. As of March 31, 2025, approximately $95.4 million remained available for the offer and sale of shares of common stock under the 2024 ATM program.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the three months ended March 31, 2024, we sold 6,639,348 shares of common stock under the 2021 ATM program for net proceeds of approximately $32.2 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no shares of common stock may be sold under the 2021 ATM Program.

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

During the quarter ended March 31, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2024 and 2023 was approximately $138.2 million and $134.2 million, respectively and our net loss for the three months ended March 31, 2025 was approximately $54.4 million. As of March 31, 2025, we had an accumulated deficit of $765.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2025, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $263.7 million. We expect our existing capital resources to fund our planned operating expenses into the second half of 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are currently focused on developing product candidates to address classical complement-mediated autoimmune and neurodegenerative diseases. We seek to maintain a process of prioritization and resource allocation among our programs to balance time, risk and cost, due to the significant resources required for the development of our product candidates. Our resources are currently focused on advancing tanruprubart in GBS, ANX007 in GA and ANX1502 in autoimmune diseases. If sufficient funding is not available, we may not be able to complete our planned clinical trials, or on the timelines we currently anticipate, and we may need to redesign, reduce the scope of or terminate some of our programs.

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

We have no products approved for sale, and some of our product candidates are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of our current clinical-stage product candidates. However, given the stage of development of our product candidates, it may be many years, if we succeed at all, before we have demonstrated the safety, purity, potency and/or efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. We are preparing to initiate the open-label tanruprubart FORWARD study and planning for a pre-BLA meeting with FDA, targeted for the second quarter of 2025. Our data package is based on clinical trials conducted outside the United States and includes a placebo-controlled Phase 1b trial that established POC for tanruprubart as a first-line treatment for GBS, a successful Phase 3 trial showing that tanruprubart was generally well tolerated and resulted in faster and more complete functional recovery versus placebo, a RWE study that showed improved outcomes against current standards of care in matched patient populations, and a drug-drug interaction study with tanruprubart and IVIg strengthening the safety profile for tanruprubart in GBS. The FDA may not agree that this RWE data is sufficient to support generalizability of the Phase 3 results to a U.S. population. The FDA ordinarily requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a biologic for approval, and our single Phase 3 trial may be inadequate. The FDA may not agree that the data package is sufficient to accept for filing a BLA, and we may receive a refusal to file letter and be required to conduct additional clinical trials of tanruprubart for GBS prior to resubmission of a BLA, which would result in delays in our application process and increase our expenses, and delay or prevent commercialization of tanruprubart in GBS. Even if accepted for filing by the FDA, any such BLA could be the subject of a complete response letter rather than approval, which would increase our expenses and delay or prevent commercialization of tanruprubart in GBS.

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

We have received Orphan Drug designation for tanruprubart for the treatment of GBS and HD in the United States and for GBS in Europe, and we may seek Orphan Drug designation for certain future product candidates. We may be unable to obtain such designations or to maintain the benefits associated with Orphan Drug designation, including market exclusivity, which may cause any revenue from product sales to be reduced.

We have received Orphan Drug designation in the United States for tanruprubart for the treatment of GBS and HD and for the treatment of GBS in Europe from the European Medicines Agency, or EMA. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a biologics license application, or BLA, or new drug application, or NDA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

The FDA has granted Fast Track designation for tanruprubart in GBS and for ANX007 in GA, and the EMA has granted PRIME designation for ANX007 in GA, and, in the future, we may seek Fast Track designation or PRIME designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of tanruprubart in Bangladesh, and have completed our Phase 3 clinical trial of tanruprubart in patients with GBS at sites in Bangladesh and the Philippines. We are also conducting a global Phase 3 program for ANX007 in dry AMD with GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we have conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We intend to use the results of the RWE study along with any other requested information for generalizability of Southeast Asian patients to a Western population as part of our data package in support of the tanruprubart BLA. However, the FDA may not agree that the current data package is sufficient to accept for filing a BLA and we may receive a refusal to file letter and be required to conduct additional clinical trials of tanruprubart for GBS prior to resubmission of a BLA, which would result in delays in our application process and increase our expenses, and delay or prevent commercialization of tanruprubart in GBS. Even if accepted for filing by the FDA, any such BLA could be the subject of a complete response letter rather than approval, which would increase our expenses and delay or prevent commercialization of tanruprubart in GBS.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize a portfolio of products that address classical complement-mediated autoimmune and neurodegenerative diseases. A component of our strategy is to evaluate our product candidates in multiple indications based, in part, on our evaluation of certain biomarkers in a disease area. For example, we intend to evaluate tanruprubart in neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, and Huntington’s disease, or HD; however, we are continuing to evaluate tanruprubart in these patient populations, and even if we believe we have obtained positive clinical results in patients with one of these neurodegenerative diseases, such results may not be replicated in later studies evaluating tanruprubart in patients with the same disease or across other neurodegenerative or autoimmune diseases. Even though we are currently developing a pipeline of product candidates, our development efforts may still fail to yield product candidates potentially suitable for commercialization for many reasons, including the following:

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to ANX007, there are two approved products for GA which may pose competition for ANX007, if approved. For additional information regarding our competition, see the section titled “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we had 106 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

•
manage our clinical trials effectively;
•
successfully commercialize tanruprubart and any of our other product candidates, if approved;
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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. The current international trade and regulatory environment is subject to significant ongoing uncertainty, and there is inherent risk that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our product candidates, tanruprubart and ANX007, are manufactured in Europe. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity, potentially disrupt our existing supply chain, and could result in delays to our development timelines.

The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, effective January 1, 2024. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The stock price of our common stock has been, and could in the future be, subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the stock prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of extreme volatility and disruptions in the global economy, including rising inflation and interest rates, tariffs, declines in economic growth, the war between Russia and Ukraine and uncertainty about economic stability, including a potential recession. These factors include those discussed in this “Risk Factors” section and others such as:

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $4.5 million of shares of our common stock as of date of this Quarterly Report on From 10-Q. In addition, in July 2022, December 2023, and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of March 31, 2025, the number of shares of our common stock outstanding was 109,714,404. This number does not include 38,543,577 shares of common stock issuable upon the exercise of pre-funded warrants or 8,104,615 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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
•
the California Consumer Privacy Act of 2018, or CCPA, which requires covered businesses to provide certain disclosures in privacy notices to California residents, including consumers, business representatives, and employees, and requires businesses honor certain requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact our business activities depending on how they are interpreted. Further, the amendments to the CCPA expanded the CCPA’s requirements, including by adding a right for individuals to correct their personal data and establishing a regulatory agency to implement and enforce the law. Additional compliance investment and business process changes may be required in an effort to address data protection laws. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that make compliance challenging; and
•
foreign data protection laws, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom GDPR, or UK GDPR, which contain provisions specifically directed at the processing of health data and, more broadly, impose significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines for noncompliance of up to €20 million under the EU GDPR (£17.5 million under the UK GDPR) or 4% of annual global revenue of the noncompliance company, whichever is greater. Noncompliance with the EU and UK GDPR could also result in private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. These laws such as the EU and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal data of data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the EU and UK GDPR regulate transfers of personal data subject to the EU and UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

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

Our personnel use generative artificial intelligence, or AI, and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of these technologies could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

			Types of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
William H. Carson, M.D., Director	Adopt	3/17/2025	X			28,805	1/30/2026

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

Annexon, Inc.
Date: May 12, 2025	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)