Form 10-Q
period 2025-06-30
Annexon, Inc.
filed 2025-08-14
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2025 was 109,886,623. This number does not include 38,543,577 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,288	$49,498
Short-term investments	94,729	262,519
Prepaid expenses and other current assets	3,603	4,444
Total current assets	230,620	316,461
Restricted cash	1,032	1,032
Property and equipment, net	11,650	12,638
Operating lease right-of-use assets	15,974	16,705
Other non-current assets	5,297	3,235
Total assets	$264,573	$350,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,515	$10,426
Accrued and other current liabilities	26,411	17,568
Operating lease liabilities, current	2,716	2,518
Total current liabilities	40,642	30,512
Operating lease liabilities, non-current	24,914	26,454
Total liabilities	65,556	56,966
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	110	109
Additional paid-in capital	1,013,211	1,003,685
Accumulated other comprehensive (loss) income	(93)	10
Accumulated deficit	(814,211)	(710,699)
Total stockholders’ equity	199,017	293,105
Total liabilities and stockholders’ equity	$264,573	$350,071

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$44,160	$25,026	$92,339	$45,989
General and administrative	7,566	8,554	16,792	16,163
Total operating expenses	51,726	33,580	109,131	62,152
Loss from operations	(51,726)	(33,580)	(109,131)	(62,152)
Interest and other income, net	2,570	3,970	5,619	7,366
Net loss	(49,156)	(29,610)	(103,512)	(54,786)
Deemed dividend on modification of common stock warrants	(1,857)	—	(1,857)	—
Net loss attributable to common stockholders	$(51,013)	$(29,610)	$(105,369)	$(54,786)
Net loss per share, basic and diluted	$(0.34)	$(0.23)	$(0.71)	$(0.43)
Weighted-average shares used in computing net loss per share, basic and diluted	148,320,803	130,132,960	148,215,392	126,403,081

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(49,156)	$(29,610)	$(103,512)	$(54,786)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	1	2	(11)
Unrealized (loss) income on available-for-sale securities	(4)	12	(105)	(26)
Comprehensive loss	$(49,158)	$(29,597)	$(103,615)	$(54,823)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	109,381,556	$109	$1,003,685	$10	$(710,699)	$293,105
Exercise of stock options	43,113	—	62	—	—	62
Restricted stock vested in the period	289,735	—	—	—	—	—
Stock-based compensation	—	—	5,078	—	—	5,078
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(54,356)	(54,356)
Balances as of March 31, 2025	109,714,404	109	1,008,825	(91)	(765,055)	243,788
Issuance of common stock per Employee Stock Purchase Plan purchase	117,743	1	181	—	—	182
Stock-based compensation	—	—	4,205	—	—	4,205
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(49,156)	(49,156)
Balances as of June 30, 2025	109,832,147	$110	$1,013,211	$(93)	$(814,211)	$199,017

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(103,512)	$(54,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077	1,075
Accretion of discount on available-for-sale securities	(3,106)	(2,932)
Stock-based compensation	9,283	9,602
Reduction in the carrying amount of right-of-use assets	731	627
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	841	(1,126)
Other non-current assets	(2,032)	—
Accounts payable	1,091	(1,457)
Accrued and other current liabilities	8,843	173
Operating lease liabilities	(1,342)	(1,152)
Net cash used in operating activities	(88,126)	(49,976)
Investing activities:
Purchases of property and equipment	(89)	—
Purchases of available-for-sale securities	(120,509)	(266,183)
Proceeds from maturities of available-for-sale securities	291,300	92,300
Net cash provided by (used in) investing activities	170,702	(173,883)
Financing activities:
Proceeds from the exercise of common stock options	62	388
Proceeds from Employee Stock Purchase Plan purchases	182	215
Proceeds from the issuance of common stock	—	39,737
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	—	117,500
Payment of financing costs	(32)	(1,776)
Net cash provided by financing activities	212	156,064
Increase (decrease) in cash, cash equivalents and restricted cash	82,788	(67,795)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(11)
Cash, cash equivalents and restricted cash
Beginning of period	50,530	226,142
End of period	$133,320	$158,336
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$2,518	$2,432
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$320
Deferred offering costs included in other non-current assets	$81	$—
Deemed dividend on modification of common stock warrants	$1,857	$—

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2025, had an accumulated deficit of $814.2 million and cash and cash equivalents and short-term investments of $227.0 million.

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

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$27,102	$—	$—	$27,102
Government bonds	Level 2	96,620	—	—	96,620
Total cash equivalents		123,722	—	—	123,722
Short-term investments:
Government bonds	Level 2	94,738	2	(11)	94,729
Total short-term investments		94,738	2	(11)	94,729
		$218,460	$2	$(11)	$218,451

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$31,680	$—	$—	$31,680
Government bonds	Level 2	15,167	—	—	15,167
Total cash equivalents		46,847	—	—	46,847
Short-term investments:
Government bonds	Level 2	262,424	98	(3)	262,519
Total short-term investments		262,424	98	(3)	262,519
		$309,271	$98	$(3)	$309,366

All of the investments held as of June 30, 2025, had original maturities of less than two years. As of June 30, 2025, all of the investments are scheduled to mature within 12 months. During the three and six months ended June 30, 2025, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2025. There were nominal unrealized losses as of June 30, 2025, and no investments have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three and six months ended June 30, 2025 and 2024, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of June 30, 2025 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash	$8,566	$2,651
Cash equivalents	123,722	46,847
Cash and cash equivalents	132,288	49,498
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$133,320	$50,530

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development costs	$2,233	$2,640
Prepaid insurance	187	700
Prepaid and other current assets	1,183	1,104
Total prepaid expenses and other current assets	$3,603	$4,444

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$17,254	$17,254
Laboratory equipment	1,871	1,838
Furniture and fixtures	730	692
Computer equipment and software	39	33
Construction in progress	12	—
Total property and equipment, gross	19,906	19,817
Less: accumulated depreciation	(8,256)	(7,179)
Total property and equipment, net	$11,650	$12,638

The Company recognized depreciation expense for property and equipment of $0.5 million for each of the three months ended June 30, 2025 and 2024, and $1.1 million for each of the six months ended June 30, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$21,683	$10,992
Accrued compensation	4,201	5,833
Accrued professional services	395	602
Other accrued and current liabilities	132	141
Total accrued and other current liabilities	$26,411	$17,568

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of June 30, 2025, the operating lease right-of-use assets were $16.0 million and lease liabilities were $27.6 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 6.3 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million for each of the three months ended June 30, 2025 and 2024, and $1.9 million for each of the six months ended June 30, 2025 and 2024. Variable lease payments were $0.6 million for each of the three months ended June 30, 2025 and 2024, and $1.4 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

Future minimum lease payments and related lease liabilities as of June 30, 2025, were as follows:

(in thousands)
2025 (remaining six months)	$2,547
2026	5,242
2027	5,425
2028	5,615
2029 and thereafter	16,985
Total undiscounted lease payments	35,814
Less: Imputed interest	(8,184)
Total lease liabilities	$27,630

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

aggregate of 5,243,400 shares and 965,427 shares of common stock upon the cashless and cash exercise of these pre-funded warrants in February 2024 and April 2024, respectively.

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants had an exercise price of $5.806875 per share and expired on June 30, 2025. Both the pre-funded and common warrants are immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 19,901 shares of common stock upon the cashless exercise of 322,893 common warrants in June 2024.

In June 2025, the Company and holders of common warrants to purchase 6,877,622 shares of its common stock entered into amendments to the common warrants held by such holders. The amendments extended the term of the common warrants by one year until June 30, 2026, and removed the cashless exercise option. If all such warrants are exercised in full for cash (without regard to any applicable ownership limitations), the Company would receive aggregate gross proceeds of approximately $39.9 million. The remaining common warrants to purchase 1,226,993 shares of the Company's common stock not subject to these amendments expired unexercised on June 30, 2025.

The Company concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend. This modification included a related party transaction involving 613,497 common warrants held by a member of the board of directors, which accounted for $0.2 million of the deemed dividend recognized. As the Company had an accumulated deficit as of June 30, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders' equity.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Balances as of June 30, 2025	8,104,615	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of June 30, 2024	8,104,615	41,283,052

2024 At-the-Market (ATM) Program

In March 2024, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. No sales were made under the 2024 ATM program during the six months ended June 30, 2024 and 2025. As of June 30, 2025, approximately $95.4 million remained available for the offer and sales of shares of common stock under the 2024 ATM program.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen as sales agent, pursuant to which the Company could issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen was entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the six months ended June 30, 2024, the Company sold 7,576,067 shares of common stock under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no further shares of common stock may be sold under the 2021 ATM Program.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	June 30, 2025	December 31, 2024
Stock options issued and outstanding	20,020,180	14,594,720
Stock options reserved for 2020 Incentive Award Plan	656,488	2,109,758
Unvested restricted stock units outstanding	1,452,999	770,028
Common stock reserved for 2024 ATM program	24,250,000	24,250,000
Common stock reserved for Employee Stock Purchase Plan	2,959,996	1,983,924
Common stock reserved for 2022 Employment Inducement Award Plan	2,746,483	3,359,230
Common stock reserved for pre-funded warrants	38,543,577	38,543,577
Common stock reserved for common warrants	8,104,615	8,104,615
Total common stock reserved	98,734,338	93,715,852

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2025, there were 656,488 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of June 30, 2025, there were 2,746,483 shares available for issuance under the Inducement Plan.

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	14,594,720	$8.29	7.94	$4
Stock options granted	6,159,513	$2.55
Stock options exercised	(43,113)	$1.44
Stock options forfeited	(690,940)	$6.52
Balances as of June 30, 2025	20,020,180	$6.60	8.08	$286
Vested and Exercisable as of June 30, 2025	8,373,556	$9.99	6.50	$42

The total intrinsic value of options exercised was zero and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the three months ended June 30, 2025 and 2024 was $1.97 and $4.17 per share, respectively.

As of June 30, 2025, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $34.6 million, which the Company expects to recognize over an estimated weighted-average period of 3.0 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	770,028	$5.28
Granted	1,072,921	2.50
Vested	(289,735)	5.62
Cancelled	(100,215)	3.11
Unvested as of June 30, 2025	1,452,999	$3.31

As of June 30, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $3.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June 30, 2025, 2,959,996 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2025.

The stock-based compensation expense related to the ESPP was $40,000 and $41,000 for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million for each of the six months ended June 30, 2025 and 2024.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,688	$2,311	$5,517	$4,593
General and administrative	1,517	2,631	3,766	5,009
Total stock-based compensation expense	$4,205	$4,942	$9,283	$9,602

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.50 - 6.08	6.08	5.50 - 6.08	6.02 - 6.08
Expected volatility	93.70% - 93.80%	96.20% - 97.80%	92.30% - 93.80%	95.90% - 97.80%
Risk-free interest rate	4.03% - 4.15%	4.22% - 4.65%	4.03% - 4.49%	4.22% - 4.65%
Dividend yield	—	—	—	—

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	20,020,180	11,937,414	20,020,180	11,937,414
Shares subject to Employee Stock Purchase Plan	58,184	7,850	58,184	7,850
Unvested restricted stock units	1,452,999	867,298	1,452,999	867,298
Common warrants	8,104,615	8,104,615	8,104,615	8,104,615
Total	29,635,978	20,917,177	29,635,978	20,917,177

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

The segment is managed on a consolidated basis and the chief operating decision maker, or CODM, uses total operating expenses and consolidated net loss to assess financial performance, forecast future financial results and allocate resources. In assessing the Company’s financial performance and making strategic decisions, the CODM regularly reviews operating expenses by function. This includes a review of budget versus actual expenses and direct program spend, which includes clinical costs, consultant fees, manufacturing expenses, and other direct external costs.

The following table presents the operations for the reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development - external expenses(1)	$31,278	$15,678	$65,776	$27,369
Research and development - personnel	8,376	5,479	17,422	11,103
General and administrative - personnel	2,153	1,561	4,493	3,057
Other general and administrative expenses(2)	5,174	5,383	11,080	9,946
Depreciation expense	540	537	1,077	1,075
Stock-based compensation	4,205	4,942	9,283	9,602
Total operating expense	51,726	33,580	109,131	62,152
Loss from operations	(51,726)	(33,580)	(109,131)	(62,152)
Interest and other income, net	2,570	3,970	5,619	7,366
Consolidated segment net loss	$(49,156)	$(29,610)	$(103,512)	$(54,786)

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

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing tanruprubart (formerly ANX005), an investigational targeted immunotherapy delivered in a single infusion to rapidly halt aggressive neuroinflammation and damage in GBS, an acute, rare, neuromuscular emergency that affects ~150,000 people worldwide each year. There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, for GBS and no substantial evidence of effectiveness from the current standard of care. In the placebo-controlled Phase 3 trial, approximately 90% of GBS patients treated with tanruprubart improved by week 1 and more than twice as many treated patients achieved a normal state of health at week 26. Tanruprubart has consistently demonstrated rapid and sustained functional improvements across a comprehensive data package that includes successful placebo-controlled proof-of-concept, or POC, and Phase 3 data, Real-World Evidence, or RWE, indirect comparison data of tanruprubart’s treatment effect versus current standard of care, and drug-drug interaction safety data with tanruprubart with current standard of care. Completed placebo-controlled studies were conducted in Southeast Asia given GBS’ sudden and debilitating disease course and lack of approved comparator in the U.S. The open-label FORWARD study in the U.S. and Europe is ongoing and currently designed to broaden Western experience with tanruprubart by measuring pharmacokinetics, pharmacodynamics, early efficacy in week 1, and safety in up to 30 subjects including pediatric patients. We continue to engage with applicable EU and U.S. regulators to advance tanruprubart towards registration worldwide. Our Marketing Authorization Application, or MAA, submission for registration in Europe is expected in the first quarter of 2026. In parallel, we are in ongoing dialogue with the FDA to gain clarity on the generalizability package to support a BLA submission. Tanruprubart has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. Tanruprubart has also been granted orphan designation from the European Medicines Agency, or EMA.

•
Geographic Atrophy, or GA: We are advancing vonaprument (formerly ANX007), an investigational neuroprotective inhibitor of C1q and the classical complement cascade delivered intravitreally for dry AMD with GA, a leading cause of blindness affecting more than eight million people worldwide. There are no approved therapies for GA targeting the preservation of vision. Vonaprument is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity as demonstrated in the Phase 2 ARCHER trial. In July 2025, we completed enrollment of 659 patients in ARCHER II, a global, sham-controlled, double-masked Phase 3 trial. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and a secondary objective structural measure is prevention of ellipsoid zone, or EZ, loss. We have established a global registration path with the FDA and EMA which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients who have dry AMD with GA, assuming positive Phase 3 results. We plan to report topline data in the second half of 2026. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by EMA for Product Development Coordinator (PDC) Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating a tablet formulation of ANX1502 in an ongoing POC study in patients with cold agglutinin disease, or CAD. Exposure exceeded target concentrations in fasted patients treated to date in the POC study, and evaluation of PK/PD in relation to food intake, and reduction in complement and bilirubin markers as a measure of hemolysis, are ongoing. We anticipate that PK/PD learnings from CAD patients will inform application of ANX1502 in a broad array of other autoimmune indications, and we plan to provide an update by the end of 2025.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $49.2 million and $29.6 million for the three months ended June 30, 2025 and 2024, respectively, and $103.5 million and $54.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $814.2 million and cash and cash equivalents and short-term investments of $227.0 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$44,160	$25,026	$19,134	76%
General and administrative	7,566	8,554	(988)	(12%)
Total operating expenses	51,726	33,580	18,146	54%
Loss from operations	(51,726)	(33,580)	(18,146)	54%
Interest and other income, net	2,570	3,970	(1,400)	(35%)
Net loss	$(49,156)	$(29,610)	$(19,546)	66%

Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$16,519	$7,905	$8,614	109%
Contract manufacturing	6,896	2,970	3,926	132%
Consulting and professional services	6,925	3,835	3,090	81%
Laboratory supplies and materials	59	161	(102)	(63%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	11,669	8,158	3,511	43%
Facilities and depreciation	1,869	1,770	99	6%
Other	223	227	(4)	(2%)
Total research and development expenses	$44,160	$25,026	$19,134	76%

Research and development expenses increased by $19.1 million, or 76%, for the three months ended June 30, 2025 compared to the same period in 2024. The change was attributable to $8.6 million in additional direct clinical and nonclinical outside services costs associated with the Phase 3 ARCHER II clinical trial and the initiation of the tanruprubart FORWARD study in GBS. Contract manufacturing expenses increased $3.9 million due to activities for tanruprubart (ANX005) supporting the preparation of the BLA submission, as well as the manufacturing technology transfer of vonaprument (ANX007) to a commercial-ready facility. In addition, compensation and personnel-related expenses increased by $3.5 million, driven by higher headcount. Consulting and professional services expenses increased by $3.1 million, primarily to support the preparation of our BLA submission for tanruprubart in GBS and to provide ongoing support for the ARCHER II clinical trial.

General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,791	$4,324	$(533)	(12%)
Consulting and professional services	2,382	3,089	(707)	(23%)
Facilities and depreciation	615	637	(22)	(3%)
Other	778	504	274	54%
Total general and administrative expenses	$7,566	$8,554	$(988)	(12%)

General and administrative expenses decreased by $1.0 million, or 12%, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily driven by a $0.7 million reduction in consulting and professional services costs. Compensation and personnel-related expenses also declined by $0.5 million, mainly due to the full amortization of previously granted high fair value stock options, partially offset by higher headcount. Other expenses increased by $0.3 million due to cloud-based infrastructure costs.

Interest and other income, net

Interest and other income, net, decreased by $1.4 million, or 35%, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower average cash and investment balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$92,339	$45,989	$46,350	101%
General and administrative	16,792	16,163	629	4%
Total operating expenses	109,131	62,152	46,979	76%
Loss from operations	(109,131)	(62,152)	(46,979)	76%
Interest and other income, net	5,619	7,366	(1,747)	(24%)
Net loss	$(103,512)	$(54,786)	$(48,726)	89%

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$27,081	$14,611	$12,470	85%
Contract manufacturing	22,761	4,728	18,033	*
Consulting and professional services	13,389	6,061	7,328	121%
Laboratory supplies and materials	381	318	63	20%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	24,416	16,331	8,085	50%
Facilities and depreciation	3,853	3,457	396	11%
Other	458	483	(25)	(5%)
Total research and development expenses	$92,339	$45,989	$46,350	101%

__________________

*Greater than 200% change for the periods presented.

Research and development expenses increased by $46.4 million, or 101%, for the six months ended June 30, 2025 compared to the same period in 2024. The change was attributable to a $18.0 million increase in contract manufacturing expenses related to the activities for tanruprubart (ANX005) supporting the preparation of the BLA submission, as well as the manufacturing technology transfer of vonaprument (ANX007) to a commercial-ready facility. There was also a $12.5 million increase in direct clinical and nonclinical outside services costs associated with the Phase 3 ARCHER II clinical trial and the initiation of the tanruprubart FORWARD study in GBS. Compensation and personnel-related expenses increased by $8.1 million, driven by higher headcount. In addition, consulting and professional services expenses increased by $7.3 million, primarily to support the preparation of our BLA submission for tanruprubart in GBS and to provide ongoing support for the ARCHER II clinical trial.

General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$8,536	$8,285	$251	3%
Consulting and professional services	5,582	5,641	(59)	(1%)
Facilities and depreciation	1,327	1,313	14	1%
Other	1,347	924	423	46%
Total general and administrative expenses	$16,792	$16,163	$629	4%

General and administrative expenses increased by $0.6 million, or 4%, for the six months ended June 30, 2025 compared to the same period in 2024. The change was primarily driven by a $0.3 million increase in compensation and personnel-related expenses, mainly due a higher headcount, partially offset by the full amortization of previously granted high fair value stock options. Other expenses increased by $0.4 million due to cloud-based infrastructure costs.

Interest and other income, net

Interest and other income, net, decreased by $1.7 million, or 24%, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of June 30, 2025, we had available cash and cash equivalents and short-term investments of $227.0 million and an accumulated deficit of $814.2 million.

Historical Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(88,126)	$(49,976)
Net cash provided by (used in) investing activities	170,702	(173,883)
Net cash provided by financing activities	212	156,064
Increase (decrease) in cash, cash equivalents and restricted cash	$82,788	$(67,795)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $88.1 million, which consisted of a net loss of $103.5 million, partially offset by $8.0 million in non-cash charges and a net change of $7.4 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $9.3 million, depreciation and amortization of $1.1 million and a reduction in the carrying amount of right-of-use assets of $0.7 million, partially offset by accretion of discount on available-for-sale securities of $3.1 million.

Cash used in operating activities for the six months ended June 30, 2024 was $50.0 million, which consisted of a net loss of $54.8 million and a net change of $3.6 million in our operating assets and liabilities, partially offset by $8.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $9.6 million, depreciation and amortization of $1.1 million and a reduction in the carrying amount of right-of-use assets of $0.6 million, partially offset by accretion of discount on available-for-sale securities of $2.9 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 was $170.7 million, which consisted of $291.3 million of proceeds from maturities of available-for-sale securities, partially offset by $120.5 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2024 was $173.9 million, which consisted of $266.2 million of purchases of available-for-sale securities, partially offset by $92.3 million of proceeds from maturities of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $0.2 million, which consisted of proceeds from the exercise of common stock options and employee stock purchase plans.

Cash provided by financing activities for the six months ended June 30, 2024 was $156.1 million, which consisted of $116.8 million of net proceeds from the issuance of common stock and pre-funded warrants under our 2024 financing, $38.4 million of net proceeds from the issuance of common stock under our 2021 ATM program and $0.6 million of proceeds from the exercise of common stock options and employee stock purchase plans.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will be required to seek additional funding in the future until such time, if ever, as we can generate substantial product revenue, and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants had an exercise price of $5.806875 per share and expired on June 30, 2025. Both the pre-funded and common warrants were immediately exercisable, subject to beneficial ownership limitations. We issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. We issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the 322,893 common warrants in June 2024.

In June 2025, we and holders of common warrants to purchase 6,877,622 shares of our common stock entered into amendments to the common warrants held by such holders. The amendments extended the term of the common warrants by one year until June 30, 2026, and removed the cashless exercise option. If all such warrants are exercised in full for cash (without regard to any applicable ownership limitations), we would receive aggregate gross proceeds of approximately $39.9 million. The remaining common warrants to purchase 1,226,993 shares of our common stock not subject to these amendments expired unexercised on June 30, 2025.

We concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend. This modification included a related party transaction involving 613,497 common warrants held by a member of our board of directors, which accounted for $0.2 million of the deemed dividend recognized. As we had an accumulated deficit as of June 30, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders' equity.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Balances as of June 30, 2025	8,104,615	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of June 30, 2024	8,104,615	41,283,052

2024 At-the-Market (ATM) Program

In March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. No sales were made under the 2024 ATM program during the six months ended June 30, 2024 and 2025. As of June 30, 2025, approximately $95.4 million remained available for the offer and sale of shares of common stock under the 2024 ATM program.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the six months ended June 30, 2024, we sold 7,576,067 shares of common stock under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no shares of common stock may be sold under the 2021 ATM Program.

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

During the quarter ended June 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2024 and 2023 was approximately $138.2 million and $134.2 million, respectively, and our net loss for the three and six months ended June 30, 2025 was approximately $49.2 million and $103.5 million, respectively. As of June 30, 2025, we had an accumulated deficit of $814.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2025, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $227.0 million. We expect our existing capital resources to fund our planned operating expenses into the fourth quarter of 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are currently focused on developing product candidates to address classical complement-mediated autoimmune and neurodegenerative diseases. We seek to maintain a process of prioritization and resource allocation among our programs to balance time, risk and cost, due to the significant resources required for the development of our product candidates. Our resources are primarily focused on advancing tanruprubart in GBS and vonaprument in GA. If sufficient funding is not available, we may not be able to complete our planned clinical trials, or on the timelines we currently anticipate, and we may need to redesign, reduce the scope of or terminate some of our programs.

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

Conducting a global Phase 3 program for vonaprument in patients with dry AMD with GA will be expensive and time consuming, and we may need additional capital to complete the Phase 3 clinical program and even if favorable, the FDA and comparable foreign regulatory authorities may not accept data from our Phase 3 program.

Recent regulatory engagement regarding the Phase 3 ARCHER II trial design has established a global registration path for vonaprument in the U.S. and Europe. As a result, we are conducting ARCHER II, a global sham-controlled double-masked, Phase 3 trial. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and an objective secondary structural measure is prevention of EZ loss. There can be no assurance that the FDA and comparable regulatory authorities will accept the data from our Phase 3 program or determine that it is sufficient to support approval.

Conducting large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. In addition, there are two FDA-approved therapies for GA in the United States, which may adversely impact our ability to recruit patients into our clinical trials. Our timeline and costs for ARCHER II could be substantially longer and larger than we initially planned. We may need additional capital to complete the Phase 3 clinical program for vonaprument and may not be able to raise sufficient capital in a timely manner. The occurrence of any such events could delay either trial, prevent us from completing our clinical trials, prevent us from seeking FDA approval of vonaprument, if ever, and could delay or prevent commercialization of vonaprument.

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
•
whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, the EMA, and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and institutional review boards, or IRBs, or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for GBS and GA, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, the EU, and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

If any of our product candidates successfully completes clinical trials, we plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval and to seek approval for one or more of our product candidates. We cannot be sure that any such collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we or any future collaborators or partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We are also conducting the open-label FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart in up to 30 subjects including pediatric patients. We are in ongoing dialogue with the FDA to gain clarity on the generalizability package to support a BLA. Our BLA submission will be informed by our discussions with the FDA. Such discussions may take longer than anticipated, result in increased development costs for tanruprubart including due to the need to provide additional patient data as part of such package, and delay the planned BLA or approval. We may not ultimately reach agreement on the generalizability package, including because the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Such additional requirements by the FDA may result in our inability to seek approval for tanruprubart in GBS in the United States, prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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
•
the safety and efficacy of our product as compared to other available therapies; for example, with respect to vonaprument, physicians may prescribe or patients may prefer recently approved therapies for the treatment of GA;
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

We have received Orphan Drug designation in the United States for tanruprubart for the treatment of GBS and HD and for the treatment of GBS in Europe from the EMA. Although we may seek Orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a BLA, or new drug application, or NDA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

The FDA has granted Fast Track designation for tanruprubart in GBS and for vonaprument in GA, and the EMA has granted PRIME designation for vonaprument in GA, and, in the future, we may seek Fast Track designation or PRIME designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA or NDA. The FDA has broad discretion whether or not to grant this designation.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of tanruprubart in Bangladesh, and have completed our Phase 3 clinical trial of tanruprubart in patients with GBS at sites in Bangladesh and the Philippines. We are also conducting a global Phase 3 program for vonaprument in dry AMD with GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

In particular, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such trials were conducted under an IND, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice, or GCP, requirements, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials or the amendment of ongoing trials, which would be costly and time-consuming and delay aspects of our business plan or receiving approval or clearance for commercialization in the applicable jurisdiction.

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We are also conducting the open-label FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart in up to 30 subjects including pediatric patients. We are in ongoing dialogue with the FDA to gain clarity on the generalizability package needed to support a BLA. Our BLA submission will be informed by our discussions with the FDA. Such discussions may take longer than anticipated, result in increased development costs for tanruprubart including due to the need to provide additional patient data as part of such package, and delay the planned BLA or approval. We may not ultimately reach agreement on the generalizability package, including because the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Such additional requirements by the FDA may result in our inability to seek approval for tanruprubart in GBS in the United States, prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business. It is possible that the EMA or other foreign regulatory authorities may require us to provide additional data or conduct additional clinical trials of tanruprubart for GBS prior to submitting an MAA or comparable submission, which would result in delays in our application process and increase our expenses, and delay or prevent commercialization of tanruprubart in GBS.

In addition, we are conducting a global registrational program of vonaprument for the treatment of dry AMD with GA. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. We are in ongoing discussions with the relevant regulatory authorities. While we believe we have designed a global clinical development program that could satisfy the regulators in all of our target markets, there is no assurance that our efforts will be successful or that the various regulators will be aligned or accept the data from the Phase 3 program are sufficient to warrant approval of vonaprument.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to vonaprument, there are two approved products for GA which may pose competition for vonaprument, if approved. For additional information regarding our competition, see the section titled “Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025, we had 103 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our product candidates, tanruprubart and vonaprument, are manufactured in Europe. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity, potentially disrupt our existing supply chain, and could result in delays to our development timelines. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.

The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any escalation in trade tensions could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $4.5 million of shares of our common stock in October 2024. In addition, in July 2022, December 2023, and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of June 30, 2025, the number of shares of our common stock outstanding was 109,832,147. This number does not include 38,543,577 shares of common stock issuable upon the exercise of pre-funded warrants or 8,104,615 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Form of Common Warrant Amendment.	8-K	001-39402	4.1	06/25/25
10.1+	Non-Employee Director Compensation Program.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: August 14, 2025	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)