Form 10-Q
period 2025-09-30
Annexon, Inc.
filed 2025-11-10
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2025 was 119,632,804. This number does not include 38,543,577 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,419	$49,498
Short-term investments	49,302	262,519
Prepaid expenses and other current assets	4,101	4,444
Total current assets	192,822	316,461
Restricted cash	1,032	1,032
Property and equipment, net	11,152	12,638
Operating lease right-of-use assets	15,587	16,705
Other non-current assets	8,549	3,235
Total assets	$229,142	$350,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,219	$10,426
Accrued and other current liabilities	22,543	17,568
Operating lease liabilities, current	2,818	2,518
Total current liabilities	43,580	30,512
Operating lease liabilities, non-current	24,120	26,454
Total liabilities	67,700	56,966
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	115	109
Additional paid-in capital	1,030,536	1,003,685
Accumulated other comprehensive (loss) income	(76)	10
Accumulated deficit	(869,133)	(710,699)
Total stockholders’ equity	161,442	293,105
Total liabilities and stockholders’ equity	$229,142	$350,071

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$49,700	$30,105	$142,039	$76,094
General and administrative	7,318	9,337	24,110	25,500
Total operating expenses	57,018	39,442	166,149	101,594
Loss from operations	(57,018)	(39,442)	(166,149)	(101,594)
Interest and other income, net	2,096	4,618	7,715	11,984
Net loss	(54,922)	(34,824)	(158,434)	(89,610)
Deemed dividend on modification of common stock warrants	—	—	(1,857)	—
Net loss attributable to common stockholders	$(54,922)	$(34,824)	$(160,291)	$(89,610)
Net loss per share, basic and diluted	$(0.37)	$(0.25)	$(1.08)	$(0.68)
Weighted-average shares used in computing net loss per share, basic and diluted	149,123,701	139,933,019	148,521,489	130,945,980

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(54,922)	$(34,824)	$(158,434)	$(89,610)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	2	2	(9)
Unrealized income (loss) on available-for-sale securities	17	164	(88)	138
Comprehensive loss	$(54,905)	$(34,658)	$(158,520)	$(89,481)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	109,381,556	$109	$1,003,685	$10	$(710,699)	$293,105
Exercise of stock options	43,113	—	62	—	—	62
Restricted stock vested in the period	289,735	—	—	—	—	—
Stock-based compensation	—	—	5,078	—	—	5,078
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(54,356)	(54,356)
Balances as of March 31, 2025	109,714,404	109	1,008,825	(91)	(765,055)	243,788
Issuance of common stock per Employee Stock Purchase Plan purchase	117,743	1	181	—	—	182
Stock-based compensation	—	—	4,205	—	—	4,205
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(49,156)	(49,156)
Balances as of June 30, 2025	109,832,147	110	1,013,211	(93)	(814,211)	199,017
Exercise of stock options	1,289	—	3	—	—	3
Restricted stock vested in the period	53,187	—	—	—	—	—
Issuance of common stock, net of issuance costs of $697	5,235,959	5	13,487	—	—	13,492
Stock-based compensation	—	—	3,835	—	—	3,835
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(54,922)	(54,922)
Balances as of September 30, 2025	115,122,582	$115	$1,030,536	$(76)	$(869,133)	$161,442

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	(Loss) Income	Deficit	Equity
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556
Exercise of stock options	105,526	—	217	—	—	217
Issuance of common stock, net of issuance costs of $933	6,639,348	7	32,191	—	—	32,198
Exercise of pre-funded warrants	5,243,400	5	(5)	—	—	—
Restricted stock vested in the period	124,695	—	—	—	—	—
Stock-based compensation	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(25,176)	(25,176)
Balances as of March 31, 2024	90,482,068	90	860,092	(102)	(597,675)	262,405
Exercise of stock options	35,914	—	171	—	—	171
Issuance of common stock per Employee Stock Purchase Plan purchase	98,534	1	214	—	—	215
Issuance of common stock, net of issuance costs of $480	936,719	1	6,125	—	—	6,126
Issuance of common stock and pre-funded warrants, net of issuance costs of $8,183	13,001,120	13	116,804	—	—	116,817
Exercise of pre-funded warrants	965,427	1	(1)	—	—	—
Exercise of common warrants	19,901	—	—	—	—	—
Stock-based compensation	—	—	4,942	—	—	4,942
Other comprehensive income	—	—	—	13	—	13
Net loss	—	—	—	—	(29,610)	(29,610)
Balances as of June 30, 2024	105,539,683	106	988,347	(89)	(627,285)	361,079
Exercise of stock options	107,467	—	530	—	—	530
Restricted stock vested in the period	63,140	—	—	—	—	—
Stock-based compensation	—	—	4,609	—	—	4,609
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(34,824)	(34,824)
Balances as of September 30, 2024	105,710,290	$106	$993,486	$77	$(662,109)	$331,560

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(158,434)	$(89,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,623	1,613
Accretion of discount on available-for-sale securities	(3,581)	(6,032)
Stock-based compensation	13,118	14,211
Reduction in the carrying amount of right-of-use assets	1,118	959
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	343	(32)
Other non-current assets	(5,312)	(3,184)
Accounts payable	7,756	1,247
Accrued and other current liabilities	4,973	585
Operating lease liabilities	(2,034)	(1,748)
Net cash used in operating activities	(140,430)	(81,991)
Investing activities:
Purchases of property and equipment	(137)	(9)
Purchases of available-for-sale securities	(147,190)	(411,900)
Proceeds from maturities of available-for-sale securities	363,900	192,100
Net cash provided by (used in) investing activities	216,573	(219,809)
Financing activities:
Proceeds from the exercise of common stock options	65	918
Proceeds from Employee Stock Purchase Plan purchases	182	215
Proceeds from the issuance of common stock	14,189	39,737
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	—	117,500
Payment of financing costs	(660)	(2,131)
Net cash provided by financing activities	13,776	156,239
Increase (decrease) in cash, cash equivalents and restricted cash	89,919	(145,561)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(9)
Cash, cash equivalents and restricted cash
Beginning of period	50,530	226,142
End of period	$140,451	$80,572
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$2,518	$3,649
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$39	$14
Deferred offering costs included in other non-current assets	$2	$49
Deemed dividend on modification of common stock warrants	$1,857	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a biopharmaceutical company advancing a late-stage clinical platform targeting neuroinflammation across life-changing complement-mediated neuroinflammatory diseases of the body, brain and eye. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2025, had an accumulated deficit of $869.1 million and cash and cash equivalents and short-term investments of $188.7 million.

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

The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$46,151	$—	$—	$46,151
Government bonds	Level 2	83,951	—	—	83,951
Total cash equivalents		130,102	—	—	130,102
Short-term investments:
Government bonds	Level 2	49,296	6	—	49,302
Total short-term investments		49,296	6	—	49,302
		$179,398	$6	$—	$179,404

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$31,680	$—	$—	$31,680
Government bonds	Level 2	15,167	—	—	15,167
Total cash equivalents		46,847	—	—	46,847
Short-term investments:
Government bonds	Level 2	262,424	98	(3)	262,519
Total short-term investments		262,424	98	(3)	262,519
		$309,271	$98	$(3)	$309,366

All of the investments held as of September 30, 2025, had original maturities of less than two years. As of September 30, 2025, all of the investments are scheduled to mature within 12 months. During the three and nine months ended September 30, 2025, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2025. There were nominal unrealized losses as of September 30, 2025, and no investments have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three and nine months ended September 30, 2025 and 2024, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of September 30, 2025 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash	$9,317	$2,651
Cash equivalents	130,102	46,847
Cash and cash equivalents	139,419	49,498
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$140,451	$50,530

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development costs	$1,654	$2,640
Prepaid insurance	1,066	700
Prepaid and other current assets	1,381	1,104
Total prepaid expenses and other current assets	$4,101	$4,444

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$17,254	$17,254
Laboratory equipment	1,878	1,838
Furniture and fixtures	730	692
Computer equipment and software	92	33
Total property and equipment, gross	19,954	19,817
Less: accumulated depreciation	(8,802)	(7,179)
Total property and equipment, net	$11,152	$12,638

The Company recognized depreciation expense for property and equipment of $0.5 million for each of the three months ended September 30, 2025 and 2024, and $1.6 million for each of the nine months ended September 30, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$15,756	$10,992
Accrued compensation	6,167	5,833
Accrued professional services	360	602
Other accrued and current liabilities	260	141
Total accrued and other current liabilities	$22,543	$17,568

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of September 30, 2025, the operating lease right-of-use assets were $15.6 million and lease liabilities were $26.9 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 6.1 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million for each of the three months ended September 30, 2025 and 2024, and $2.9 million for each of the nine months ended September 30, 2025 and 2024. Variable lease payments were $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2025, were as follows:

(in thousands)
2025 (remaining three months)	$1,288
2026	5,242
2027	5,425
2028	5,615
2029 and thereafter	16,985
Total undiscounted lease payments	34,555
Less: Imputed interest	(7,617)
Total lease liabilities	$26,938

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

2022 Financing

In July 2022, the Company raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of its common stock and accompanying common warrants to purchase up to 8,427,508 shares of its common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants had an exercise price of $5.806875 per share and, except as described in the next paragraph, expired on June 30, 2025. Both the pre-funded and common warrants were immediately exercisable, subject to beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 19,901 shares of common stock upon the cashless exercise of 322,893 common warrants in June 2024.

In June 2025, the Company and holders of common warrants exercisable for 6,877,622 shares of the Company’s common stock entered into amendments to the common warrants held by such holders. The amendments extended the term of the common warrants by one year until June 30, 2026, and removed the cashless exercise option. If all such common warrants are exercised in full for cash (without regard to any applicable ownership limitations), the Company would receive aggregate gross proceeds of approximately $39.9 million. The remaining common warrants to purchase 1,226,993 shares of the Company's common stock not subject to these amendments expired unexercised on June 30, 2025.

The Company concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend. This modification included a related party transaction involving 613,497 common warrants held by a member of the board of directors, which accounted for $0.2 million of the deemed dividend recognized. As the Company had an accumulated deficit as of September 30, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders' equity.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the nine months ended September 30, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Expired	(1,226,993)	—	$5.807
Balances as of September 30, 2025	6,877,622	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of September 30, 2024	8,104,615	41,283,052

2024 At-the-Market (ATM) Program

In March 2024, the Company entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2024 ATM Program. TD Cowen is entitled to compensation of up to 3% of the aggregate gross proceeds of the common stock sold through the 2024 ATM program. During the nine months ended September 30, 2024, no sales were made under the 2024 ATM program. During the nine months ended September 30, 2025, the Company sold 5,235,959 shares of its common stock under the 2024 ATM program for net proceeds of approximately $13.5 million, after deducting commissions paid to TD Cowen and other offering costs. As of September 30, 2025, approximately $81.2 million remained available for the offer and sale

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of shares of common stock under the 2024 ATM program. Subsequent to September 30, 2025 and through the date of issuance of these interim unaudited condensed financial statements, the Company sold 4,504,865 shares of common stock under the 2024 ATM for net proceeds of approximately $13.9 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen, as sales agent, pursuant to which the Company could issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen was entitled to compensation of up to 3% of the aggregate gross proceeds of the common stock sold through the 2021 ATM program. During the nine months ended September 30, 2024, the Company sold 7,576,067 shares of its common stock under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no further shares of common stock may be sold under the 2021 ATM Program.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2025	December 31, 2024
Stock options issued and outstanding	19,381,754	14,594,720
Stock options reserved for 2020 Incentive Award Plan	1,053,719	2,109,758
Unvested restricted stock units outstanding	1,308,942	770,028
Common stock reserved for 2024 ATM program	19,014,041	24,250,000
Common stock reserved for Employee Stock Purchase Plan	2,959,996	1,983,924
Common stock reserved for 2022 Employment Inducement Award Plan	3,077,259	3,359,230
Common stock reserved for pre-funded warrants	38,543,577	38,543,577
Common stock reserved for common warrants	6,877,622	8,104,615
Total common stock reserved	92,216,910	93,715,852

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2025, there were 1,053,719 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2025, there were 3,077,259 shares available for issuance under the Inducement Plan.

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	14,594,720	$8.29	7.94	$4,059
Stock options granted	6,219,513	$2.55
Stock options exercised	(44,402)	$1.47
Stock options forfeited	(1,388,077)	$5.79
Balances as of September 30, 2025	19,381,754	$6.64	7.72	$3,356
Vested and Exercisable as of September 30, 2025	9,350,620	$9.50	6.34	$538

The total intrinsic value of options exercised was zero and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2025 and 2024 was $1.97 and $4.51 per share, respectively.

As of September 30, 2025, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $28.9 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	770,028	$5.28
Granted	1,072,921	2.50
Vested	(342,922)	5.35
Cancelled	(191,085)	3.08
Unvested as of September 30, 2025	1,308,942	$3.30

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $3.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2025, 2,959,996 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2025.

The stock-based compensation expense related to the ESPP was $44,000 and $16,000 for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million for each of the nine months ended September 30, 2025 and 2024.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,380	$2,325	$7,897	$6,918
General and administrative	1,455	2,284	5,221	7,293
Total stock-based compensation expense	$3,835	$4,609	$13,118	$14,211

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.08	6.02 - 6.08	5.50 - 6.08	6.02 - 6.08
Expected volatility	93.30%	96.80% - 97.60%	92.30% - 93.80%	95.90% - 97.80%
Risk-free interest rate	3.95%	3.48% - 4.15%	3.95% - 4.49%	3.48% - 4.65%
Dividend yield	—	—	—	—

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	19,381,754	12,757,684	19,381,754	12,757,684
Shares subject to Employee Stock Purchase Plan	183,953	36,364	183,953	36,364
Unvested restricted stock units	1,308,942	782,709	1,308,942	782,709
Common warrants	6,877,622	8,104,615	6,877,622	8,104,615
Total	27,752,271	21,681,372	27,752,271	21,681,372

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the operations for the reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development - external expenses(1)	$37,733	$20,414	$103,509	$47,783
Research and development - personnel	7,916	6,031	25,338	17,134
General and administrative - personnel	2,193	1,521	6,686	4,578
Other general and administrative expenses(2)	4,795	6,329	15,875	16,275
Depreciation expense	546	538	1,623	1,613
Stock-based compensation	3,835	4,609	13,118	14,211
Total operating expense	57,018	39,442	166,149	101,594
Loss from operations	(57,018)	(39,442)	(166,149)	(101,594)
Interest and other income, net	2,096	4,618	7,715	11,984
Consolidated segment net loss	$(54,922)	$(34,824)	$(158,434)	$(89,610)

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

Overview

We are a biopharmaceutical company advancing a late-stage clinical platform targeting neuroinflammation across life-changing complement-mediated neuroinflammatory diseases. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. We have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases, and have focused our resources on development of three priority programs:

•
Guillain-Barré Syndrome, or GBS: We are advancing tanruprubart (formerly ANX005), an investigational targeted immunotherapy delivered in a single infusion to rapidly halt aggressive neuroinflammation and damage in GBS, an acute, rare, neuromuscular emergency that annually affects ~150,000 people worldwide. There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, for GBS and no substantial evidence of effectiveness from the current standard of care. In the placebo-controlled Phase 3 trial, approximately 90% of GBS patients treated with tanruprubart improved by week 1 and more than twice as many treated patients achieved a normal state of health at week 26. Tanruprubart has consistently demonstrated rapid and sustained functional improvements across a comprehensive data package that includes successful placebo-controlled proof-of-concept, or POC, and Phase 3 data, Real-World Evidence, or RWE, indirect comparison data of tanruprubart’s treatment effect versus current standard of care, and drug-drug interaction safety data with tanruprubart with current standard of care. Completed placebo-controlled studies were conducted in Southeast Asia given GBS’ sudden and debilitating disease course and lack of approved comparator in the U.S. The open-label FORWARD study in the U.S. and Europe is ongoing and currently designed to broaden Western experience with tanruprubart. We continue to engage with applicable EU and U.S. regulators to advance tanruprubart towards registration worldwide. Productive regulatory interactions with European Rapporteurs and the Pediatric Committee of the European Medicines Agency reaffirmed the current data package is on track for our Marketing Authorization Application, or MAA, submission expected in January 2026. Dialogue with FDA is ongoing regarding the generalizability package supporting the BLA submission. We also anticipate initial pharmacokinetics, or PK, and pharmacodynamics, or PD, biomarker and functional data from the FORWARD study in 2026. Tanruprubart has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. Tanruprubart has also been granted orphan designation from the European Medicines Agency, or EMA.

•
Geographic Atrophy, or GA: We are advancing vonaprument (formerly ANX007), an investigational neuroprotective inhibitor of C1q and the classical complement cascade delivered intravitreally for dry AMD with GA, a leading cause of blindness affecting more than eight million people worldwide. There are no approved therapies for GA targeting the preservation of vision. Vonaprument is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity. In the Phase 2 ARCHER trial, vonaprument also reduced risk of 15-letter vision loss by more than 70%. In July 2025, we completed enrollment of 659 patients in ARCHER II, a global, sham-controlled, double-masked Phase 3 trial. The primary endpoint of ARCHER II is prevention of ≥15-letter loss of BCVA, and a secondary objective structural measure is prevention of ellipsoid zone, or EZ, loss. We have established a global registration path with the FDA and EMA which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients who have dry AMD with GA, assuming positive Phase 3 results. We plan to report topline data in the second half of 2026. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by EMA for Product Development Coordinator (PDC) Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

•
ANX1502 for Autoimmune Indications: We are advancing ANX1502, a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK and PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating an enteric-coated tablet formulation of ANX1502 in an ongoing POC study in patients with cold agglutinin disease, or CAD. We have observed drug levels at and exceeding the pre-defined target in fasted CAD patients. Dosing is ongoing to enhance our understanding of ANX1502’s profile and we plan to provide an update upon study completion in 2026.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $54.9 million and $34.8 million for the three months ended September 30, 2025 and 2024, respectively, and $158.4 million and $89.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $869.1 million and cash and cash equivalents and short-term investments of $188.7 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Three Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$49,700	$30,105	$19,595	65%
General and administrative	7,318	9,337	(2,019)	(22%)
Total operating expenses	57,018	39,442	17,576	45%
Loss from operations	(57,018)	(39,442)	(17,576)	45%
Interest and other income, net	2,096	4,618	(2,522)	(55%)
Net loss	$(54,922)	$(34,824)	$(20,098)	58%

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$16,969	$8,027	$8,942	111%
Contract manufacturing	14,911	6,421	8,490	132%
Consulting and professional services	4,952	4,886	66	1%
Laboratory supplies and materials	142	140	2	1%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	10,844	8,728	2,116	24%
Facilities and depreciation	1,725	1,679	46	3%
Other	157	224	(67)	(30%)
Total research and development expenses	$49,700	$30,105	$19,595	65%

Research and development expenses increased by $19.6 million, or 65%, for the three months ended September 30, 2025 compared to the same period in 2024. The change was attributable to an increase of $8.9 million of direct clinical and nonclinical outside services costs associated with the vonaprument Phase 3 ARCHER II trial in GA and the initiation of the tanruprubart FORWARD study in GBS. In addition, contract manufacturing expenses increased by $8.5 million towards the completion of the tanruprubart MAA and BLA submissions in GBS, as well as the manufacturing technology transfer of vonaprument to a commercial-ready facility. Compensation and personnel-related expenses increased by $2.1 million, driven by higher headcount.

General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$3,775	$3,941	$(166)	(4%)
Consulting and professional services	2,362	4,266	(1,904)	(45%)
Facilities and depreciation	572	613	(41)	(7%)
Other	609	517	92	18%
Total general and administrative expenses	$7,318	$9,337	$(2,019)	(22%)

General and administrative expenses decreased by $2.0 million, or 22%, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily driven by a $1.9 million reduction in consulting and professional services costs reflecting ongoing corporate efficiencies and disciplined prioritization of resources.

Interest and other income, net

Interest and other income, net, decreased by $2.5 million, or 55%, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower average cash and investment balances.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$142,039	$76,094	$65,945	87%
General and administrative	24,110	25,500	(1,390)	(5%)
Total operating expenses	166,149	101,594	64,555	64%
Loss from operations	(166,149)	(101,594)	(64,555)	64%
Interest and other income, net	7,715	11,984	(4,269)	(36%)
Net loss	$(158,434)	$(89,610)	$(68,824)	77%

Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$44,050	$22,638	$21,412	95%
Contract manufacturing	37,672	11,149	26,523	*
Consulting and professional services	18,341	10,947	7,394	68%
Laboratory supplies and materials	523	458	65	14%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	35,260	25,059	10,201	41%
Facilities and depreciation	5,578	5,136	442	9%
Other	615	707	(92)	(13%)
Total research and development expenses	$142,039	$76,094	$65,945	87%

__________________

*Greater than 200% change for the periods presented.

Research and development expenses increased by $65.9 million, or 87%, for the nine months ended September 30, 2025 compared to the same period in 2024. The change was attributable to an increase of $26.5 million in contract manufacturing expenses towards completion of the tanruprubart MAA and BLA submissions for GBS, as well as the manufacturing technology transfer of vonaprument to a commercial-ready facility. In addition, direct clinical and nonclinical outside services costs increased by $21.4 million associated with the vonaprument Phase 3 ARCHER II trial in GA and the initiation of the tanruprubart FORWARD study in GBS. Compensation and personnel-related expenses increased by $10.2 million, driven by higher headcount, and a $7.4 million increase in consulting and professional services expenses, primarily for global regulatory submissions for tanruprubart in GBS and the ongoing ARCHER II trial. No significant expenses were incurred for pre-commercial activities for GBS during the period.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$12,311	$12,226	$85	1%
Consulting and professional services	7,944	9,907	(1,963)	(20%)
Facilities and depreciation	1,899	1,926	(27)	(1%)
Other	1,956	1,441	515	36%
Total general and administrative expenses	$24,110	$25,500	$(1,390)	(5%)

General and administrative expenses decreased by $1.4 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024. The change was primarily driven by ongoing corporate efficiencies and disciplined prioritization of resources resulting in a $2.0 million decrease in consulting and professional services costs. The decrease was partially offset by other expenses which increased by $0.5 million due to cloud-based infrastructure costs.

Interest and other income, net

Interest and other income, net, decreased by $4.3 million, or 36%, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses since our inception.

We have funded our operations primarily through the sale of equity securities. As of September 30, 2025, we had available cash and cash equivalents and short-term investments of $188.7 million and an accumulated deficit of $869.1 million.

Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(140,430)	$(81,991)
Net cash provided by (used in) investing activities	216,573	(219,809)
Net cash provided by financing activities	13,776	156,239
Increase (decrease) in cash, cash equivalents and restricted cash	$89,919	$(145,561)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $140.4 million, which consisted of a net loss of $158.4 million, partially offset by $12.2 million in non-cash charges and a net change of $5.7 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $13.1 million, depreciation and amortization of $1.6 million, and a reduction in the carrying amount of right-of-use assets of $1.1 million, partially offset by accretion of discount on available-for-sale securities of $3.6 million.

Cash used in operating activities for the nine months ended September 30, 2024 was $82.0 million, which consisted of a net loss of $89.6 million and a net change of $3.2 million in our operating assets and liabilities, partially offset by $10.8 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $14.2 million, depreciation and amortization of $1.6 million, and a reduction in the carrying amount of right-of-use assets of $1.0 million, partially offset by accretion of discount on available-for-sale securities of $6.0 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $216.6 million, which consisted of $363.9 million of proceeds from maturities of available-for-sale securities, partially offset by $147.2 million of purchases of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2024 was $219.8 million, which consisted of $411.9 million of purchases of available-for-sale securities, partially offset by $192.1 million of proceeds from maturities of available-for-sale securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $13.8 million, which consisted of $13.5 million of net proceeds from the issuance of common stock under our 2024 ATM program and $0.2 million of net proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund operating expenses into late first quarter 2027. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will be required to seek additional funding in the future until such time, if ever, as we can generate substantial product revenue, and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

2022 Financing

In July 2022, we raised net proceeds of approximately $122.5 million after deducting fees and expenses through the sale of an aggregate of 9,013,834 shares of common stock, pre-funded warrants to purchase up to 24,696,206 shares of our common stock and accompanying common warrants to purchase up to 8,427,508 shares of our common stock. The offering price per share and accompanying common warrant was $3.87125 per share and the offering price per pre-funded warrant and accompanying common warrant was $3.87025 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. The pre-funded warrants remain exercisable until exercised in full. The common warrants had an exercise price of $5.806875 per share and, except as described in the next paragraph, expired on June 30, 2025. Both the pre-funded and common warrants were immediately exercisable, subject to beneficial ownership limitations. We issued an aggregate of 2,582,557 shares of common stock upon the cashless exercise of the pre-funded warrants in March 2023. We issued an aggregate of 19,901 shares of common stock upon the cashless exercise of the 322,893 common warrants in June 2024.

In June 2025, we and holders of common warrants exercisable for 6,877,622 shares of our common stock entered into amendments to the common warrants held by such holders. The amendments extended the term of the common warrants by one year until June 30, 2026, and removed the cashless exercise option. If all such common warrants are exercised in full for cash (without regard to any applicable ownership limitations), we would receive aggregate gross proceeds of approximately $39.9 million. The remaining common warrants to purchase 1,226,993 shares of our common stock not subject to these amendments expired unexercised on June 30, 2025.

We concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend. This modification included a related party transaction involving 613,497 common warrants held by a member of our board of directors, which accounted for $0.2 million of the deemed dividend recognized. As we had an accumulated deficit as of September 30, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders' equity.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the nine months ended September 30, 2025 and 2024:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Expired	(1,226,993)	—	$5.807
Balances as of September 30, 2025	6,877,622	38,543,577

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2023	8,427,508	40,492,923
Issued	—	7,000,000	$0.001
Exercised	(322,893)	(6,209,871)	$0.307
Balances as of September 30, 2024	8,104,615	41,283,052

2024 At-the-Market (ATM) Program

In March 2024, we entered into a sales agreement with Cowen and Company LLC, or TD Cowen, as sales agent pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2024 ATM Program. TD Cowen is entitled to compensation of up to 3% of the aggregate gross proceeds of the common stock sold through the 2024 ATM program. During the nine months ended September 30, 2024, no sales were made under the 2024 ATM program. During the nine months ended September 30, 2025, we sold 5,235,959 shares of common stock under the 2024 ATM program for net proceeds of approximately $13.5 million, after deducting commissions paid to TD Cowen. As of September 30, 2025, approximately $81.2 million remained available for the offer and sale of shares of common stock under the 2024 ATM program. Subsequent to September 30, 2025 and through the date of issuance of these interim unaudited condensed financial statements, we sold 4,504,865 shares of common stock under the 2024 ATM for net proceeds of approximately $13.9 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation of up to 3% of the aggregate gross proceeds of the common stock sold through the 2021 ATM program. During the nine months ended September 30, 2024, we sold 7,576,067 shares of common stock under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no shares of common stock may be sold under the 2021 ATM Program.

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

During the quarter ended September 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2024 and 2023 was approximately $138.2 million and $134.2 million, respectively, and our net loss for the three and nine months ended September 30, 2025 was approximately $54.9 million and $158.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $869.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2025, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $188.7 million. We expect our existing capital resources to fund planned operating expenses into late first quarter 2027. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including recent and potential bank failures, increasing inflation and interest rates, funding shortages at governmental and regulatory agencies on which we rely, exchange rate fluctuations and supply chain disruptions, geopolitical conflicts, such as the war in Ukraine and hostilities in the Middle East, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If adequate funds are not available to us on a timely basis, we may be required to:

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We are also conducting the open-label FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart. We are in ongoing dialogue with the FDA regarding the package supporting the BLA submission. Such discussions may take longer than anticipated, result in increased development costs for tanruprubart including due to the need to provide additional patient data as part of such package, and delay the planned BLA or approval. We may not ultimately reach agreement, including because the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Such additional requirements by the FDA may result in our inability to seek approval for tanruprubart in GBS in the United States, prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times — including the most recent shutdown, which began October 1, 2025 — and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Similar considerations are applicable to foreign regulatory authorities.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We are also conducting the open-label FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart. We are in ongoing dialogue with the FDA regarding the package needed supporting the BLA submission. Such discussions may take longer than anticipated, result in increased development costs for tanruprubart including due to the need to provide additional patient data as part of such package, and delay the planned BLA or approval. We may not ultimately reach agreement, including because the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Such additional requirements by the FDA may result in our inability to seek approval for tanruprubart in GBS in the United States, prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

As of September 30, 2025, we had 99 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. Global financial crises and global or regional political disruptions have caused, and could in the future cause, extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression, recent and potential bank failures, the current inflationary economic environment, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, funding shortages at governmental and regulatory agencies on which we rely, including regulatory agencies, decreased investor and consumer confidence, supply chain challenges, natural catastrophes, the effects of climate change, regional and global conflicts and terrorist attacks or political disruption or turmoil could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products, (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans, and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding voting stock. In addition, in our 2023 and 2024 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $100.0 million under an at-the-market offering program under which we have sold approximately $33.1 million of shares of our common stock as of the date of this Quarterly Report on Form 10-Q. In addition, in July 2022, December 2023, and June 2024, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of September 30, 2025, the number of shares of our common stock outstanding was 115,122,582. This number does not include 38,543,577 shares of common stock issuable upon the exercise of pre-funded warrants or 6,877,622 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall Exhibit 32.1 be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annexon, Inc.
Date: November 10, 2025	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)