Form 10-K
period 2025-12-31
Annexon, Inc.
filed 2026-03-30
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based on the closing sales price of such shares on the Nasdaq Global Select Market on June 30, 2025) was approximately $244.4 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 10% or greater stockholders. This calculation does not reflect a determination that such parties are affiliates for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding as of March 25, 2026 was 160,474,333. This number does not include 37,793,577 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s audited consolidated financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the SEC not later than 120 days after the conclusion of its fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Summary Risk Factor,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of

i

Operations” in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K could substantially harm our business, results of operation and financial condition and cause our results to differ materially from those expressed or implied in our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•
Actual or perceived failure to comply with applicable data protection laws, regulations, standards, contractual obligations and other requirements related to data privacy and security could lead to government enforcement actions as well as civil and criminal penalties, private litigation (including class actions), adverse publicity and otherwise could negatively affect our results of operations and business.

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

Overview

We are a biopharmaceutical company advancing the next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that impact nearly 10 million people worldwide. The classical complement pathway is a core component to the body’s immune system that activates a powerful inflammatory cascade. We believe that by stopping the classical complement pathway at its start by targeting C1q, the initiating molecule of the classical complement pathway, our approach may have the potential to provide more complete protection against complement-mediated disorders of the body, brain and eye.

Using our proprietary platform, we are identifying and characterizing the role of the classical complement pathway in three therapeutic areas—autoimmune, neurodegeneration and ophthalmology. In so doing, we are advancing a pipeline of product candidates designed to block the early classical cascade and all downstream pathway components and their tissue-damaging functions. Our goal is to suppress excessive or aberrant classical complement activity that contributes to chronic inflammation and tissue damage to slow or even halt disease progression, while preserving the beneficial immune functions of the lectin and alternative complement pathways involved in the clearance of pathogens and damaged cells. Building on more than a decade of expertise stopping acute and chronic neuroinflammation at its source, we have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases.

Our strategic priorities include advancing two late-stage registrational programs: tanruprubart, toward our first potential approval in Guillain-Barré Syndrome, or GBS, and vonaprument, toward pivotal data in geographic atrophy, or GA, as well as developing ANX1502, a novel oral small molecule for autoimmune conditions.

Tanruprubart is an investigational targeted immunotherapy delivered in a single infusion to rapidly halt aggressive neuroinflammation and damage in GBS, an acute, rare, neuromuscular emergency that annually affects ~150,000 people worldwide. There are currently no therapies approved by the FDA for GBS and no substantial evidence of effectiveness from the current standard of care. In the placebo-controlled Phase 3 trial, approximately 90% of GBS patients treated with tanruprubart improved by week 1 and more than twice as many treated patients achieved a normal state of health at week 26. Tanruprubart has consistently demonstrated rapid and sustained functional improvements across a comprehensive data package that includes successful placebo-controlled proof-of-concept, or POC, and Phase 3 data, Real-World Evidence, or RWE, indirect comparison data of tanruprubart’s treatment effect versus current standard of care, and drug-drug interaction safety data with tanruprubart with current standard of care. Completed placebo-controlled studies were conducted in Southeast Asia given GBS’ sudden and debilitating disease course and lack of approved comparator in the U.S. The open-label FORWARD study in the U.S. and Europe is ongoing and designed to support a broad intended label for the treatment of GBS and further expand the use of tanruprubart across geographies.

We filed the Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label U.S./EU FORWARD study is designed to broaden Western experience with tanruprubart, and we anticipate initial pharmacokinetics, or PK, pharmacodynamics, or PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a biologics license application, or BLA, in 2026.

Vonaprument is an investigational neuroprotective inhibitor of C1q and the classical complement cascade delivered intravitreally for dry AMD with GA, a leading cause of blindness affecting more than eight million people worldwide. There are no approved therapies for GA targeting the preservation of vision. Vonaprument is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity. In the Phase 2 ARCHER trial, vonaprument also reduced risk of 15-letter vision loss by more than 70%.

In July 2025, we completed enrollment of 659 patients in ARCHER II, a global, sham-controlled, double-masked Phase 3 trial for patients with GA. The primary endpoint of ARCHER II is the gold standard for visual acuity, measuring proportion of patients with confirmed BCVA ≥15-letter loss at any two consecutive visits through month 15. A secondary endpoint is ellipsoid zone, or EZ, loss, which is a key anatomic measure of photoreceptor health and function. We plan to report topline data in the fourth quarter of 2026.

We have established a global registration path with the FDA and EMA, which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients with GA. The single-study program will be analyzed as two sub-studies in the U.S. in accordance with the FDA’s two-trial recommendation. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by the EMA for the Product Development Coordinator Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

ANX1502 is a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose, or SAD, and multiple-ascending dose, or MAD, clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK and PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating an enteric-coated tablet formulation of ANX1502 in an ongoing POC study in patients with cold agglutinin disease, or CAD. We have observed drug levels at and exceeding the pre-defined target in fasted CAD patients. Dosing is ongoing to enhance our understanding of ANX1502’s profile and we plan to provide an update upon study completion in 2026.

Annexon was co-founded by the late Dr. Ben Barres, former member of the National Academy of Sciences, Chair of Neurobiology at Stanford University and a pioneer in complement-mediated neurodegeneration, and Dr. Arnon Rosenthal, a world-renowned scientist and industry executive. We have assembled a seasoned and accomplished management team that has been involved in the discovery, development, approval and commercialization of numerous marketed drugs, and has been studying the complement pathway and autoimmune and neurodegenerative disorders for decades. Our team is further supported by an experienced scientific advisory board, board of directors and leading healthcare investors that share our commitment to developing disease-modifying medicines for patients with neuroinflammatory diseases of the body, brain and eye.

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our targeted immunotherapy platform and each of our product candidates.

Our Pipeline

Our pipeline includes diverse drug candidates designed to address neuroinflammatory diseases with significant unmet medical need and where we have the potential to provide a first-in-class treatment opportunity. Our pipeline is summarized below:

LATE-STAGE PIPELINE OF DRUG CANDIDATES FOR NEUROINFLAMMATORY DISEASES

Targeting Both Rare & Large Patient Populations

CANDIDATE	DESIGN	FRANCHISE/INDICATION	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	ANTICIPATED MILESTONES
FLAGSHIP PROGRAMS							
Tanruprubart (ANX005)	IV mAb	Guillain-Barré Syndrome (GBS)					MAA filed Jan 2026; FDA discussions ongoing
Vonaprument (ANX007)	IVT Fab	Geographic Atrophy (GA)					ARCHER II enrollment completed; Ph3 data Q426
ANX1502	Oral small molecule	Autoimmune Indications					Update upon CAD study completion in 2026
NEXT WAVE PROGRAMS							
ANX005	IV mAb	Huntington's Disease (HD)					Poised for late-stage Phase 2b/3 development
		Amyotrophic Lateral Sclerosis (ALS)					Poised for late-stage Phase 2b/3 development
ANX009	Subcutaneous Fab	Lupus Nephritis (LN)					Evaluating options for future development

Autoimmune Neuro Ophthalmology

Beyond our flagship programs, our “next wave” programs are supported by a strong scientific and clinical rationale, and provide additional potential portfolio growth and diversification opportunities subject to availability of resources and ongoing evaluation of further development options.

We have evaluated tanruprubart in patients with Huntington’s Disease, or HD, and amyotrophic lateral sclerosis, or ALS, chronic neurodegenerative disorders in which aberrant classical complement activation drives neuroinflammation and has been shown to be associated with disease progression. In a completed Phase 2 clinical trial in patients with manifest HD, chronic dosing of tanruprubart was generally well-tolerated, demonstrated rapid and sustained target engagement of C1q in both blood and cerebrospinal fluid, or CSF, reduced downstream complement markers in CSF, and showed promising efficacy signals on standard measures of disease progression in patients with higher levels of classical complement activity at baseline.

In a completed signal-finding open-label Phase 2a trial in patients with ALS, chronic dosing of tanruprubart was generally well-tolerated, showed rapid and sustained target engagement of C1q in blood, and reduced downstream pharmacodynamic complement markers in blood. Consistent with what has been shown in other neuroinflammatory diseases, including HD, exploratory analyses indicated that patients with higher baseline classical complement activation who enrolled within 12 months of diagnosis achieved better outcomes, including less functional decline on the Revised Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS-R, and stabilization of neurofilament light chain, or NfL. These analyses support a precision medicine approach to identify patients most likely to respond to anti-C1q therapy in clinical trials with recently diagnosed ALS patients who have elevated baseline levels of classical complement activity.

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

Our Strategy

Our goal is to develop disease-modifying medicines for patients with neuroinflammatory diseases of the body, brain and eye. Key elements of our strategy include:

•
Vonaprument: Establish the First Potential Vision-Preserving Therapy for Dry AMD with GA. We are advancing vonaprument towards pivotal data and a global registration path to approval for GA to address the unmet needs of more than eight million patients worldwide. Vonaprument’s well-tolerated, differentiated profile is the only program to show significant protection against vision loss as well as significant protection of central retinal photoreceptors necessary for visual acuity. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive PRIME designation in the EU, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options.
•
Tanruprubart: Establish the First Potential Targeted Rapid-Acting Treatment for GBS. We are advancing tanruprubart as a first-line monotherapy treatment option to address the global unmet needs of approximately 150,000 patients annually diagnosed with GBS. Tanruprubart’s well-tolerated, differentiated profile showing rapid and durable improvement in muscle strength, has received both Fast Track and orphan drug designations from the FDA, as well as orphan drug designation by the EMA.
•
Expand Our Targeted Immunotherapy Platform. We are leveraging learnings and data from our two late-stage registrational programs to inform clinical development in “next wave” neuroinflammatory diseases. We are also advancing a first-in-kind oral small molecule program with the aim of providing efficacy with enhanced dosing flexibility and convenience for long-term treatment of chronic autoimmune conditions. We plan to efficiently prosecute opportunities across our portfolio to create near-term value for patients, physicians and stakeholders.
•
Leadership in Neuroinflammatory Diseases with C1q Inhibition. We believe our C1q inhibition platform creates a unique competitive advantage and has the potential to provide a transformative therapeutic approach to halting neuroinflammation in a broad range of well-characterized neuroinflammatory diseases. Our product candidates are designed to yield enhanced efficacy and safety by blocking all classical cascade neuroinflammation and have shown differentiated clinical outcomes across multiple diseases of the body, brain and eye.
•
Maximizing the value of our product candidates. We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates. We have secured broad intellectual property protection for our targeted immunotherapy platform and intend to leverage our intellectual property and know-how to protect and enhance our leading position in developing novel therapeutics that target the classical complement cascade. We intend to pursue independent development and commercialization in indications and markets we can address with a focused sales and marketing organization. We plan to explore licensing agreements, collaborations or partnerships to advance our product candidates in indications and markets where we could accelerate and expand development and commercialization leveraging the resources of larger biopharmaceutical companies.

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

Aberrant activation of the complement system can result in a range of diseases characterized by an attack on healthy tissue, such as red blood cells, nerve cells or kidney components. A broad range of neuroinflammatory diseases are known to be associated with pathological activation of the complement cascade in the body, brain and eye, including GBS, CAD, lupus nephritis, glaucoma, GA, HD, ALS, frontotemporal dementia and Alzheimer’s disease. We believe intervening in the activation of the complement cascade offers a potent and selective mechanism for specifically slowing or reversing these disease processes.

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

Broad potential for classical complement pathway targeted therapeutics in neuroinflammatory diseases

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

Because of its central role in immune function, aberrant activation of C1q can lead to damage of healthy tissue and destruction of functioning synapses. In GBS, pathogenic antibodies react with components of the peripheral nerve system, or PNS, to cause widespread peripheral nerve damage and paralysis. This disease process is also evident in antibody-mediated autoimmune disease involving blood components, such as CAD, characterized by auto-reactive antibodies that trigger destruction of red blood cells, and in a subset of patients with systemic lupus erythematosus where endogenous pathogenic antibodies against C1q itself drive aberrant C1q activation and are highly associated with kidney damage, or lupus nephritis.

Aberrant activation of C1q at synapses in aging and disease can lead to excessive synapse loss and neuronal damage, driving disease progression in multiple neurodegenerative disorders regardless of the initiating factor. In animal models, C1q accumulated on synapses with age, building up to 300-fold higher levels than in younger animals. It did not activate with normal aging, but other inflammatory stimuli, including misfolded proteins, metabolic dysfunction or increases in intraocular pressure, appeared to aberrantly reactivate C1q’s developmental role in synapse elimination. Complement activation and aberrant synapse pruning in disease may lead to neuroinflammation, loss of synaptic neuronal connections and neurodegeneration. In support of this hypothesis, we and other investigators have observed that C1q inhibition was protective in numerous models of neurodegenerative disease, including diseases of the eye, such as glaucoma and age-related macular degeneration, or AMD, chronic diseases of the central nervous system, such as frontotemporal dementia, Alzheimer’s, HD and Spinal Muscular Atrophy and acute injury, such as traumatic brain injury and stroke.

Our differentiated approach to treating complement-mediated neuroinflammatory diseases through inhibition of C1q

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

Our Platform

Our targeted immunotherapy platform is designed to completely inhibit classical complement activity for the treatment of neuroinflammatory diseases in the body, brain and eye. We believe there are potential advantages to our approach of upstream inhibition of the classical complement cascade, which include:

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

Our Flagship Programs

Guillain-Barré Syndrome

Overview of Guillain-Barré Syndrome

GBS is a serious and life-threatening condition that continues to be associated with significant long-term morbidity and mortality in patients despite use of IVIg treatment as standard of care. GBS is a rare disease, but is also the most common, most severe, and well understood acute paralytic inflammatory disease of the peripheral nervous system. GBS generally occurs post-infection in otherwise healthy persons. Antibodies generated against an infectious agent cross-react with components of peripheral nerves, leading to a complement mediated attack on nerve components, including myelin sheath and axonal tissue. The ensuing peripheral nerve damage is acute and rapidly progressive, leading to acute severe paralysis, significant morbidity, disability and mortality. The neuronal destruction progresses until titers of the cross-reactive, complement-activating antibodies have diminished (van den Berg et al., 2014). GBS impacts approximately 150,000 people annually worldwide, 22,000 in the United States and EU, and approximately 8,000 are hospitalized each year in the United States. The prevalence of GBS continues to increase with advancing age. The annual economic cost of GBS in the United States was estimated to have reached over $7 billion in 2025, largely due to the permanent disability and mortality it can cause.

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

The clinical course of GBS usually involves rapidly progressive weakness in the limbs culminating in neuromuscular paralysis within two to four weeks of onset. According to 2011 estimates, 20 to 30% of patients require mechanical ventilation, over 20% have permanent motor or sensory disability and 2 to 20% of cases result in death globally. Many patients with GBS require extensive monitoring and supportive care and will seek treatment in a hospital within a few days of onset of the disease. Because approximately a quarter of patients need mechanical ventilation due to respiratory muscle weakness, and many develop autonomic disturbances, admission in an intensive care unit is frequently necessary. Symptoms peak within four weeks as the auto-antibody response declines, followed by a recovery period that can last months or years, as the nervous system repairs itself. The development of targeted treatments for GBS is crucial to improve outcomes and quality of life for those affected by this debilitating condition.

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

Tanruprubart Development Background in GBS

Since 2015, we have developed tanruprubart as the potential first targeted therapy for patients with GBS, an acute neurological emergency for which there is no FDA approved treatment. Tanruprubart is being developed as a first-line monotherapy treatment option to address the unmet needs of GBS patients and healthcare providers, leveraging our expertise and leadership in classical complement-mediated diseases. A robust data package has been generated over the nine year development path that includes a placebo-controlled Phase 1b trial that established POC for tanruprubart as a first-line treatment for GBS, a successful Phase 3 trial showing that tanruprubart was generally well-tolerated and resulted in faster and more complete functional recovery versus placebo, a RWE study that showed improved outcomes against current standards of care in matched patient populations, and a drug-drug interaction study with tanruprubart and IVIg strengthening the safety profile for tanruprubart in GBS. Importantly, to ethically provide a placebo-controlled dataset, we conducted tanruprubart’s clinical development for GBS outside of the U.S. in jurisdictions where IVIg treatment is not readily available. In addition, we have generated real-world evidence to support the generalizability of tanruprubart to a matched Western patient population and compared tanruprubart treatment outcomes from a single infusion of tanruprubart versus standard of care IVIg given as a 5-day infusion or PE.

We have closely coordinated our clinical efforts with leading researchers of the International GBS Outcome Study, or IGOS, in pursuing a novel therapy for GBS. With the goal of aiding the development of effective treatments for GBS, practitioners established IGOS in May 2012 and have collected natural history data from 2,000 GBS patients worldwide. IGOS is a prospective, observational, multicenter cohort study that aims to identify the clinical and biological determinants and predictors of disease onset as well as the subtype, course and outcome of GBS. IGOS was established to help develop a better understanding of the mechanism of disease progression and recovery and to conduct selective therapeutic trials to improve patient outcomes. This natural history database is an invaluable resource to clinical development, facilitating the design of clinical trials, optimal selection of endpoints, and patient follow-up for one to three years. We initiated our GBS clinical development in Bangladesh, a country where the incidence of GBS is several times higher than in North America and Europe and where 17% of patients die from the disease and 20% suffer permanent disability and are unable to walk. Additionally, our site in Bangladesh is well situated to conduct clinical research in GBS in a manner compliant with good clinical practice, or GCP, requirements.

Phase 1b Trial of tanruprubart in GBS

We conducted a Phase 1b placebo-controlled, dose escalation trial (n=50) of tanruprubart in GBS patients at a tertiary care hospital in Bangladesh, in compliance with GCP as described above. The trial objectives included safety and tolerability, dosing levels and target engagement, and included a follow up of eight weeks. The dosing levels of tanruprubart delivered in this trial ranged from 3 mg/kg to 75 mg/kg. Tanruprubart was well tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred. The most common adverse events were acute infusion-related reactions, or IRRs, which occurred in the majority of patients and presented as low grade, non-serious, transient skin rash. These acute IRRs were mitigated by standard anti-inflammatory pre-medications.

Results from the Phase 1b trial showed increasing serum levels of tanruprubart and its duration in the circulation at increasing dose levels, and that the drug was present in the serum for up to three weeks at a dose of 75 mg/kg. When tanruprubart was present in the circulation, C1q function was fully inhibited and rapidly returned to normal levels as tanruprubart serum levels declined.

Much of the proximal weakness in GBS patients is due to involvement of peripheral nerve roots that are immersed in CSF as they exit the spinal cord. Hence, we believe product candidate levels and target inhibition in CSF may be an important contributor to efficacy. We observed that tanruprubart entered the CSF of GBS patients treated with doses of 18-75 mg/kg of tanruprubart, resulting in full engagement of C1q inhibition in the CSF.

In the Phase 1b trial in GBS patients, tanruprubart treatment at doses that engaged C1q in both serum and CSF (i.e., 18-75 mg/kg dose) resulted in a statistically significant early decline in serum NfL levels compared to placebo (two to four-week post treatment p-value <0.05). In this Phase 1b trial, we also explored the administration of tanruprubart on multiple validated clinical disability measures including GBS-Disability Score, or GBS-DS, Medical Research Council Muscle Strength Scale, or MRC, and Inflammatory Rasch-built Overall Disability Scale, or I-RODS, over an eight-week period. We observed that early decline in NfL correlated with improvement in the GBS-DS at the end of the study (two to eight-week post treatment p-value <0.05). We believe these results suggest that tanruprubart had a rapid impact on the disease process by ameliorating antibody-induced nerve damage, likely within the first two weeks of dosing.

Though the trial was not powered for statistical significance, treatment with tanruprubart resulted in consistent, positive numerical trends, including an improvement in MRC score and the number of days of ventilation. We observed a dose-dependent trend for improvement in MRC within the first week of treatment.

Early improvement in MRC is known to have strong prognostic implications on long-term functional recovery (modified Erasmus GBS Outcome Score). In line with this published data, we found that early improvement in MRC correlated with patients’ disability scores at the end of the Phase 1b trial (GBS-DS at week eight). This result is important because GBS-DS is typically used as the primary endpoint in GBS registrational studies. In addition, using a responder analysis, 28% of patients treated with high dose tanruprubart (18-75 mg/kg) improved by at least three points on GBS-DS by week eight compared to 0% of placebo-treated patients.

Following the completion of the Phase 1b treatment cohorts (through 75 mg/kg), two unblinded exploratory cohorts were enrolled to establish higher dose and multiple dose safety and PK/PD to inform subsequent chronic dosing trials. These two exploratory cohorts were a single dose of 100 mg/kg, and two doses of 75 mg/kg separated by one week (150 mg/kg total). At these higher dose levels, tanruprubart was well-tolerated, and no drug-related serious adverse events or drug-related discontinuations occurred; moreover, we did not reach a maximum tolerated dose. Similarly, we observed full inhibition of C1q in serum and CSF, a reduction in NfL and trends of improvement in clinical measures when compared to placebo; however, there was no additional impact on these clinical measures beyond that seen at 75 mg/kg.

The results of the Phase 1b dose-ranging trial in GBS showed that tanruprubart was well-tolerated, fully inhibited C1q in the blood and CSF at target doses, and demonstrated an early reduction in NfL levels. Drug treatment was associated with a trend for early improvement in MRC, and early changes in MRC significantly correlated with improved clinical measures in GBS patients. An additional key learning from the study is the importance of using baseline MRC for patient stratification at the time of hospitalization and study entry. Accounting for baseline MRC strengthened the impact of tanruprubart treatment in the biomarker and clinical measures, demonstrating that MRC will be an important stratification tool in future GBS trials.

Phase 3 Trial of tanruprubart in GBS

Based on the positive findings from our Phase 1b trial, we conducted a randomized, double-blind, placebo-controlled, multi-center Phase 3 trial to evaluate the efficacy, safety, PK and PD of tanruprubart administered by a single intravenous, or IV, infusion. The Phase 3 trial enrolled 241 patients in Bangladesh and the Philippines diagnosed with GBS according to the National Institute of Neurological Disorders and Stroke Diagnostic Criteria for Guillain-Barré Syndrome at the onset of GBS-related weakness ≤10 days prior to the start of treatment. Patients were stratified for leading prognostic factors including muscle strength and time from symptom onset.

In June 2024, we presented topline results from the Phase 3 trial demonstrating that a single infusion of tanruprubart at 30 mg/kg met the trial’s primary endpoint of a meaningful improvement in GBS-disability scale at week 8. Specifically, tanruprubart 30 mg/kg achieved a highly statistically significant 2.4-fold improvement on the GBS-DS (p = 0.0058), utilizing a proportional odds methodology to assess the proportion of patients who shift to better outcomes on the GBS-DS with tanruprubart treatment compared to placebo at week 8. Tanruprubart 30 mg/kg treatment also demonstrated improvements versus placebo on key secondary endpoints, including early gains in muscle strength by Medical Research Council, or MRC, sum score at day 8 (p <0.0001*) and at week 8 (p = 0.0351*), and a median of 28 fewer days on mechanical ventilation through week 26 (p = 0.0356*). Additionally, tanruprubart 30 mg/kg demonstrated a 31-day reduction in the median time to walk independently versus placebo (p = 0.0211*) in a prespecified analysis. Tanruprubart 30 mg/kg treated patients got better sooner on each of these assessments, presenting important clinical care outcomes for patients and the healthcare community.

* nominal p-values

The Phase 3 trial evaluated two doses of tanruprubart, 30 mg/kg and 75 mg/kg, both of which delivered rapid and complete suppression of complement activity but differed in duration of C1q inhibition. The 30 mg/kg dose suppression lasted one week and the 75 mg/kg dose suppression lasted two to three weeks. Tanruprubart 75 mg/kg outperformed placebo on multiple endpoints; however, it was not statistically significant on the primary endpoint of GBS-DS at week 8 (p = 0.5548). The two dose levels were evaluated based on findings in the earlier Phase 1b proof-of-concept study, which showed efficacy in pooled analysis of both shorter and longer duration of tanruprubart C1q inhibition. Because classical complement drives tissue damage in the early phase of disease, while facilitating nerve repair after acute nerve injury, the strong positive Phase 3 results with the 30 mg/kg dose resulting in one week of C1q inhibition appeared to define the optimal treatment window.

The clinical safety and tolerability findings of tanruprubart at both doses in the Phase 3 study support a generally well-tolerated profile with no new safety signals. The majority of adverse events were mild Grade 1 to moderate Grade

2 events. The most common treatment-related adverse events were infusion related reactions (30.4%) that were mostly mild transient rashes. There were no autoimmune related adverse events, and no drug-related deaths or serious infections were observed.

Real World Evidence Study of tanruprubart in GBS

To support these Phase 1b and Phase 3 clinical trials conducted at sites outside the United States and based on feedback from the FDA, we conducted a RWE study in collaboration with IGOS investigators to establish comparability between Phase 3 participants and western patients.

IGOS investigators and we established a cohort of 79 real-world patients from the IGOS global patient registry that was matched based on key prespecified prognostic factors to the cohort of 79 patients treated with tanruprubart 30 mg/kg from our completed Phase 3 study. Patients in the tanruprubart Phase 3 population had moderate to severe disease, and the matching level demonstrates that the Phase 3 population is represented within the global GBS patient spectrum captured in IGOS.

This RWE study also provided the first insights comparing tanruprubart with the standard of care IVIg or PE. Patients treated with tanruprubart showed faster and greater improvement in muscle strength and disability compared to patients in the matched IGOS cohort treated with IVIg or PE. The comparison also showed that fewer patients treated with tanruprubart required mechanical ventilation. Further, tanruprubart-treated patients were observed to spend less time on ventilation and less time in the intensive care unit, or ICU. These findings indicate that tanruprubart may decrease the overall burden of GBS care.

Some key findings comparing tanruprubart 30 mg/kg to IVIg or PE included:

•
By week 1, patients treated with tanruprubart showed more than 10-point improvement in muscle strength over patients treated with IVIg or PE, a clinically meaningful benefit as measured by MRC sumscore and an indicator for future recovery potential (p < 0.0001).
•
Patients treated with tanruprubart were approximately twice as likely to be in a better state of health than patients on IVIg or PE on the GBS-DS at multiple timepoints throughout the study, including at week 8, the primary endpoint for the Phase 3 trial (p = 0.0459).
•
Approximately half the number of patients treated with tanruprubart (n=15 of 79) required mechanical ventilation compared with patients treated with IVIg or PE (n=32 of 79) (p = 0.022).
•
Tanruprubart-treated patients were observed to spend fewer days on mechanical ventilation and fewer days in the ICU (median of 12 fewer days for each measure, p = n.s.).

FORWARD Study of tanruprubart in GBS

We are currently conducting the ongoing open-label FORWARD study in the U.S. and Europe, designed to support a broad intended label for the treatment of GBS and further expand the use of tanruprubart across geographies. We anticipate initial PK, PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS.

In January 2026, we filed an MAA with the EMA for tanruprubart for the treatment of GBS, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. Following initial U.S. and EU data from the FORWARD study, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026.

Geographic Atrophy

Overview of Geographic Atrophy

GA is an advanced form of dry AMD, an eye disease that is the leading cause of blindness in the elderly. GA is a chronic progressive neurodegenerative disorder of the retina involving the loss of photoreceptor synapses and cells in the outer retina. GA affects more than an estimated one million people in the United States and eight million people worldwide, severely limiting their independence and causing frustration, anxiety and emotional hardship. Effective treatments that preserve vision are still needed, as no currently approved therapies have been shown in clinical trials to significantly prevent vision loss.

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

Phase 1b Trial of vonaprument in Glaucoma to Support Development in GA

We completed single-ascending dose (n=9) and sham-controlled multiple dose (n=17) studies of intravitreal vonaprument in patients with glaucoma to evaluate safety, tolerability, pharmacokinetics and target engagement. These patients had aqueous humor taps so that ocular fluid could be analyzed for levels of vonaprument and free C1q immediately prior to first dose (day 1) and prior to second dose (day 29). The studies showed that vonaprument was well-tolerated at all doses (1 mg, 2.5 mg and 5 mg) and achieved complete suppression of C1q at 2.5 mg and 5 mg.

Phase 2 ARCHER Trial of vonaprument in GA

We conducted the randomized, multi-center, double-masked, sham-controlled Phase 2 ARCHER trial to compare the safety and efficacy of vonaprument in patients with GA. The study enrolled a total of 270 patients, stratified by GA lesion size, location and choroidal neovascularization, or CNV, in the fellow eye at the time of enrollment. Patients were nearly equally split between foveal (49.4% to 57.3%) and non-foveal groups, had an average age of 80 years and were balanced between female and male. Ninety-six percent of patients enrolled were from the United States. Patients were randomized to receive an intravitreal dose of 5mg vonaprument monthly (n=89), 5mg vonaprument every other month (n=92) or sham monthly or every other month (pooled n=89) for a treatment period of 12 months, followed by a six-month off-treatment period.

The primary outcome measure of the study was the rate of change in GA lesion growth (slope) from baseline as measured by fundus autofluorescence through 12 months for the study eye. The study included multiple pre-specified visual function measures to assess the effects of vonaprument on vision: change from baseline in BCVA; change from baseline in low-luminance best corrected visual acuity; and change in baseline from low-luminance visual acuity deficit, or LLVD.

In the Phase 2 ARCHER trial, vonaprument demonstrated consistent protection against vision loss in a broad population of patients with GA. Specifically, topline data from the Phase 2 ARCHER trial reported in May 2023 and presented at the American Society of Retina Specialists Annual Meeting in July 2023 showed that vonaprument provided significant, time and dose-dependent protection from vision loss in patients with GA, measured by BCVA ≥ 15-letter loss, the widely accepted and clinically meaningful functional endpoint assessing visual acuity.

Monthly treatment with vonaprument demonstrated nominally statistically significant reduction in BCVA ≥15-letter loss (p=0.0021) compared to sham. The persistent ≥15-letter BCVA loss through month 12 hazard was reduced 72% in the monthly arm (p=0.006) and 48% in the every other month arm (p=0.064). Protection from vision loss was also shown in multiple additional prespecified measures of BCVA and visual function, including in standard and low light conditions. Protection from vision loss was enhanced in a subpopulation of patients with less advanced disease defined by LLVD < 30 at baseline and in patients with more intact vision as defined by <80% ellipsoid zone, or EZ, loss. Vonaprument’s treatment effect increased over the course of the on-treatment portion of the study, suggesting that vonaprument may provide a growing and durable treatment effect over time. While benefit gained against vision lost was maintained during the subsequent six-month off-treatment period, the rate of decline for BCVA ≥ 15-letter vision began to parallel that of sham, providing additional support for the observed on-treatment protection.

While the primary endpoint of mean rate of change (slope) in GA lesion area compared to sham at 12 months did not reach statistical significance, greater impact on retinal pigment epithelium loss was observed in the second six months of treatment versus the first. Consistent with its proposed mechanism, vonaprument reduced photoreceptor EZ loss and showed more pronounced effect in reducing total EZ loss and protection of photoreceptors in the central fovea that are associated with visual acuity.

Vonaprument treatment was generally well-tolerated, with no increase in CNV rates between the treated and sham arms and no events of retinal vasculitis reported.

Phase 3 ARCHER II Trial of vonaprument in GA

In July 2025, we completed enrollment of 659 patients in the Phase 3 ARCHER II trial, a global, sham-controlled, double-masked trial for patients with GA. The single-study program will be analyzed as two sub-studies in the U.S. in accordance with the FDA’s two-trial recommendation. The primary endpoint of ARCHER II is the gold standard for visual acuity, measuring proportion of patients with confirmed BCVA ≥15-letter loss at any two consecutive visits through month 15. A secondary endpoint is an objective structural measure of EZ loss. We have established a global registration path with the FDA and EMA, which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients with GA. We plan to report topline data in the fourth quarter of 2026.

Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive PRIME designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by the EMA for the Product Development Coordinator Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

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

In the SAD/MAD study, dose-proportional PK and targeted levels of active drug were observed across both cohorts, and single doses of 525-1025 mg ANX1502 suppressed C4d serum levels in healthy volunteers with higher than median baseline C4d. Across all doses evaluated, ANX1502 was generally well tolerated with mild to moderate treatment-emergent adverse events, which included gastro-intestinal events such as nausea, emesis and diarrhea. No serious adverse events were reported, and there were no significant clinical or lab findings.

Ongoing Development of ANX1502 in Autoimmune Diseases

We are evaluating an enteric-coated tablet formation of ANX1502 in an ongoing open-label, single arm POC study in patients with CAD for up to four weeks to assess tolerability, pharmacokinetics, pharmacodynamic, and clinical efficacy endpoints (e.g., hemolysis as measured by reduction of elevated bilirubin). We have observed drug levels at and exceeding the pre-defined target in fasted CAD patients. Dosing is ongoing to enhance our understanding of ANX1502’s profile and we plan to provide an update upon study completion in 2026.

Following the successful completion of the proof-of-concept study, we intend to evaluate ANX1502 in serious complement-mediated diseases, with the aim of providing enhanced efficacy and offering convenient dosing administration for long-term treatment of chronic autoimmune conditions.

Our Next Wave Programs

Tanruprubart for Huntington’s Disease

We completed a Phase 2 trial of tanruprubart in patients with HD (28 patients were enrolled with safety data measured from all 28 patients and efficacy data measured from 23 patients that completed both six-months of treatment and subsequent three-month follow-up period), which showed that treatment with tanruprubart was generally well-tolerated, with full target engagement of C1q in both serum and CSF observed throughout the six-month treatment period and well into the three-month follow-up period. Disease progression stabilized for the entire nine months of the study, as assessed by both Composite Unified Huntington's Disease Rating Scale, or cUHDRS, and Total Functional Capacity, or TFC, the two primary clinical measurement scales for HD. Additionally, HD patients with higher baseline complement activity, as measured by elevated levels of C4a/C4 in CSF, demonstrated a rapid clinical benefit as early as week 6, as assessed by both cUHDRS and TFC, that was sustained over the entire nine months of the study. Plasma and CSF NfL levels remained generally consistent through the nine-month study and were comparable to NfL levels described in published natural history data for HD patients. Based on these findings and productive engagement with the FDA, we are assessing opportunities for late-stage development of tanruprubart in HD.

Tanruprubart for ALS

We completed a Phase 2a signal-finding trial evaluating tanruprubart in patients with ALS, designed to assess safety, tolerability, and target engagement (13 patients were enrolled and treated for 12 weeks, of which 7 patients continued on treatment for 24 weeks). Chronic dosing of tanruprubart was generally well-tolerated, showed rapid and sustained target engagement of C1q in blood, and reduced downstream pharmacodynamic complement markers in blood. Consistent with what has been shown in other neurodegenerative diseases, including HD, exploratory analyses indicated that patients with higher baseline classical complement activation who enrolled within 12 months of diagnosis achieved better outcomes, including less functional decline on the ALSFRS-R and stabilization of NfL. These analyses support a precision medicine approach to identify patients most likely to respond to anti-C1q therapy in clinical trials with recently diagnosed ALS patients who have elevated baseline levels of classical complement activity.

ANX009 for Lupus Nephritis

ANX009, an investigational C1q Fab formulated for subcutaneous delivery, which was most recently evaluated in a Phase 1b signal-finding trial using a precision medicine approach for patients with LN who have high baseline complement activity. LN is an autoimmune disease for which PACAs enhance activity and uniquely amplify kidney inflammation and damage. We designed ANX009 with a goal of enabling chronic dosing for patients with antibody-mediated autoimmune disorders where anti-C1q may have a disease-modifying effect and where we can utilize our targeted biomarker-driven approach. In a first-in-human clinical trial, ANX009 was well-tolerated (7 patients were enrolled, of which 6 patients completed treatment) at all dose levels tested and no drug-related safety signals were observed. The trial showed that ANX009 led to sustained C1q inhibition at multiple doses, supporting the potential for twice-weekly subcutaneous administration with the current formulation, and advancement into the Phase 1b signal-finding trial for patients with LN.

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

Our patent portfolio includes patents that are licensed to us from Stanford University; patents and patent applications that are co-owned by us with a number of partners, including The J. David Gladstone Institutes, Fondazione Telethon and Universita’ degli Studi di Trento, and the University of California; and patents and patent applications that are owned by us. Our proprietary technology has been primarily developed by in-house research and development programs, and to a lesser extent through acquisitions, relationships with academic research centers and contract research organizations.

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

We hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates, which allows us to strategically maximize value from our product portfolio over time. Our patent portfolio includes patent protection for our targeted immunotherapy platform and each of our product candidates.

As of March 13, 2026, our patent portfolio, including patents licensed from our partners, comprised 19 different patent families filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in other jurisdictions.

One patent family, which we exclusively license from Stanford University, includes nine granted U.S. patents covering various methods of treating neurodegeneration and related medical conditions by inhibiting the C1 complex or its components, such as by using an anti-C1q antibody. The U.S. patents in this family include claims covering uses of tanruprubart, vonaprument and ANX009. These U.S. patents will expire between 2026 and 2030, absent any additional disclaimers, extensions or adjustments of patent term. There are no pending applications or foreign patents in this family.

Two other patent families, which we own, are directed to anti-C1q antibodies and methods of using them. These families include seven granted U.S. patents, two pending U.S. patent applications, 34 granted foreign patents and four pending foreign patent applications. The patents in these families cover tanruprubart, vonaprument and ANX009. These patents will expire between 2034 and 2037, absent any additional disclaimers, extensions or adjustments of patent term.

Other patent families that we own include:

•
two granted U.S. patents, one pending U.S. patent application, 13 granted foreign patents, and four pending foreign patent applications. The granted U.S. patents and pending patent applications in this family include claims directed to vonaprument. The granted U.S. patents and patents that may be issued from this family expire between 2036 and 2038, absent any additional disclaimers, extensions or adjustments of patent term;
•
one pending U.S. patent application and 17 pending foreign patent applications. The pending patent applications in this family include claims covering a pharmaceutical formulation comprising anti-C1q antibodies, including tanruprubart, vonaprument and ANX009. Patents that may be issued from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term;
•
two granted U.S. patents, one pending U.S. patent application, one pending U.S. reissue application; one granted foreign patent and 36 pending foreign patent applications. The granted patents and pending patent applications in this family include claims covering certain small molecule modulators of the classical pathway, including ANX1502. The granted patents from this family expire in 2041, absent any additional disclaimers, extensions or adjustments of patent term, and patents that may issue from this family would expire in 2041, absent any disclaimers, extensions or adjustments of patent term;
•
one granted U.S. patent, one pending U.S. patent application, and 17 pending foreign applications. The granted U.S. patent and pending applications in this family include claims covering certain small molecule modulators of the classical pathway. The granted U.S. patent from this family expires in 2043, absent any disclaimers, extensions, or adjustments of patent term; and patents that may issue from this family would expire in 2043, absent any disclaimers, extensions or adjustments of patent term; and
•
one pending PCT application. The pending PCT application in this family includes claims covering a dosing regimen for tanruprubart. Patents that may be issued from this family would expire in 2046, absent any disclaimers, extensions or adjustments of patent term.

Our patent portfolio also includes 11 patent families, owned by us solely or jointly with the University of California or The J. David Gladstone Institutes or Fondazione Telethon and Universita’ degli Studi di Trento, directed to compositions or treatments of certain medical conditions using anti-C1q antibodies, including tanruprubart, vonaprument and ANX009. These families include one granted U.S. patent, nine pending U.S. patent applications, six granted foreign patents, and 83 pending foreign patent applications. The granted patents and patents that may issue from these families would expire between 2034 and 2043, absent any disclaimers, extensions or adjustments of patent term.

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

Patent Term and Term Extensions

Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the filing date of the earliest non-provisional patent application to which a claim of priority is made. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of any delay caused by the United States Patent and Trademark Office, or USPTO, in issuing the patent (patent term adjustment), as well as a portion of the term of a granted patent that is effectively lost as a result of the FDA regulatory review period (patent term extension, or PTE). For PTE, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive PTE, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidates. Where one patent covers multiple products or product candidates, it may only receive PTE for one of the covered products; any PTE available to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from filing date of the earliest non-provisional patent application to which a claim of priority is made, such as a PCT application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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

Our current supply chains for our lead drug candidates involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials procuring, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for our drug candidates with Master Services and Quality agreements in place that include specific supply timelines, volume and quality specifications. We are in discussions with our current manufacturers regarding preparation of a BLA in the near future and our MAA filed in January 2026. This involves technology transfers, process characterization, and process validation to establish commercial manufacturing capabilities.

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

Geographic Atrophy

Two treatments are currently FDA-approved for GA, both receiving approval in 2023: Apellis’s Syfovre, a C3 inhibitor as well as Astellas’s avacincaptad pegol, a C5 inhibitor. There are currently no approved therapies for GA in the EU. There is currently one combination complement cascade-targeted therapy in Phase 3 development for GA—Regeneron’s pozelimab, a C5 inhibiting monoclonal antibody combined with cemdisiran, a C5-targeted siRNA molecule dosed subcutaneously. In Phase 2, there are currently four complement-targeting agents: Aviceda Therapeutics’s AVD-104, a nanoparticle molecule that inhibits complement cascade amplification and inflammation pathways, Janssen’s JNJ-1887, a gene therapy candidate which expresses soluble CD59, a complement protein, Novartis’s iptacopan, an oral factor B inhibitor, and Perceive Bio’s VOY-101 molecule, the detailed mechanism of action of which has not been fully disclosed. Other products that do not target the complement cascade currently in Phase 2 or 3 clinical trials are being developed by Roche, Alkeus, Belite Bio, Stealth BioTherapeutics, Boehringer Ingelheim, Galimedix Therapeutics, Cognition Therapeutics, ONL Therapeutics, and Ocugen. Astellas, Roche and Inflammasome Therapeutics each have an asset in Phase 1 of development.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of product candidates such as those we are developing. A new drug must be approved by the FDA through the approval process and a new biologic must be approved by the FDA through the BLA process before it may be legally marketed in the United States. We, along with third-party contractors, will be required to navigate the various preclinical, clinical manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug, or the safety, purity and potency of the proposed biologic for its intended purpose;
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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a Fast Track product candidate, the FDA may consider sections of the BLA or NDA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A BLA or NDA for a Fast Track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA or NDA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the product candidate, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal data, including clinical trial data, and apply now or could apply in the future to our operations or the operations of those with whom we work. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or the EU GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA. Companies that must comply with the EU GDPR and similar data protection frameworks face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potentially significant fines and processing penalties for noncompliance. Privacy and security laws, regulations, and other obligations globally are evolving, may conflict with each other (which complicate compliance efforts and increases compliance cost), and can result in investigations, proceedings, and other actions that can lead to significant civil and/or criminal penalties and fines.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years and single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, The Patient Protection and Affordable Care Act, or ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Since its enactment, there have been amendments to and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional Congressional action.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Human Capital Resources

As of December 31, 2025, we had 96 full-time employees, 77 of whom were primarily engaged in research and development activities. A total of 35 employees have an M.D., Ph.D. or Pharm.D. degree. Most of our employees are based in our Brisbane, California facility, subject to hybrid and remote work arrangements.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2025 and 2024 was approximately $206.7 million and $138.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $917.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2025, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $238.3 million. We expect our existing capital resources to fund planned operating expenses into the second half of 2027. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities and warrants to purchase our equity securities. For example, in March 2026, we entered into a sales agreement (as amended from time to time), or Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150 million under an at-the-market offering program. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities including pursuant to sales under the Sales Agreement, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We seek to maintain a process of prioritization and resource allocation among our programs to balance time, risk and cost, due to the significant resources required for the development of our product candidates. Our resources are primarily focused on advancing tanruprubart in GBS, and vonaprument in GA. If sufficient funding is not available, we may not be able to complete our planned clinical trials, or on the timelines we currently anticipate, and we may need to redesign, reduce the scope of or terminate some of our programs.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Conducting large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. Our timeline and costs for ARCHER II could be substantially longer and larger than we initially planned. We may need additional capital to complete the Phase 3 clinical program for vonaprument and may not be able to raise sufficient capital in a timely manner which could delay or prevent us from completing our clinical trial, prevent us from seeking FDA approval of vonaprument, if ever, and could delay or prevent commercialization of vonaprument.

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
•
whether we are required by the FDA, or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We are also conducting the open-label FORWARD study in the U.S. and Europe, which is designed to broaden Western experience with tanruprubart and anticipate initial PK, PD, biomarker and functional data in 2026. Following such data, we plan to engage with the FDA with the goal of reaching alignment on the sufficiency of our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussions to date with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

We conduct clinical trials of our product candidates outside the United States, and plan to continue to do so. For example, we conducted our Phase 1b GBS clinical trial of tanruprubart in Bangladesh, and completed our Phase 3 GBS clinical trial of tanruprubart in Bangladesh and the Philippines. We are also conducting a global Phase 3 program for vonaprument in dry AMD with GA. The acceptance of study data from clinical trials conducted outside the United States or the applicable jurisdiction by the FDA and comparable foreign regulatory authorities may be subject to certain conditions, or may not be accepted at all.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We are also conducting the open-label FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart and anticipate initial PK, PD, biomarker and functional data in 2026. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussion with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusions of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

We currently do not have the ability to independently conduct preclinical studies or clinical trials that comply with the regulatory requirements known as GLP requirements or GCP requirements, respectively. The FDA and regulatory authorities in other jurisdictions require us to comply with GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these studies and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize a portfolio of products that address classical complement-mediated autoimmune and neurodegenerative diseases. A component of our strategy is to evaluate our product candidates in multiple indications based, in part, on our evaluation of certain biomarkers in a disease area. For example, we intend to evaluate tanruprubart in neurodegenerative diseases, including ALS and HD; however, we are continuing to evaluate tanruprubart in these patient populations, and even if we believe we have obtained positive clinical results in patients with one of these neurodegenerative diseases, such results may not be replicated in later studies evaluating tanruprubart in patients with the same disease or across other neurodegenerative or autoimmune diseases. Even though we are currently developing a pipeline of product candidates, our development efforts may still fail to yield product candidates potentially suitable for commercialization for many reasons, including the following:

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to vonaprument, there are two approved products for GA which may pose competition for vonaprument, if approved. For additional information regarding our competition, see the section titled “Business—Competition”.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical, biopharmaceutical and biotechnology products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years and single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

As of December 31, 2025, we had 96 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any escalation in trade tensions could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

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

Patent terms may be shortened or lengthened in certain jurisdictions by, for example, terminal disclaimers, patent term adjustments, supplemental protection certificates and patent term extensions. PTEs and supplemental protection certificates, and the like, may be impacted by the regulatory process and may not significantly lengthen patent term. Non-payment or delay in payment of patent extension filing (including any patent term extension or adjustment filing) fees, whether intentional or unintentional, may also result in the loss of patent rights important to our business. Certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how these and other healthcare reform measures will impact our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices such as the provision of stock options to physicians who may influence the ordering, prescribing or use of our product candidates, if approved, as compensation for consulting services, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Risks Related to Our Common Stock

Our stock price has been volatile, and could in the future be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The stock price of our common stock has been, and could in the future be, subject to substantial volatility and wide fluctuations in response to various factors, some of which are beyond our control. In particular, the stock prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of extreme volatility and disruptions in the global economy, including rising inflation and interest rates, tariffs, declines in economic growth, international conflicts and uncertainty about economic stability, including a potential recession. These factors include those discussed in this “Risk Factors” section and others such as:

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

We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Pursuant to Section 404(a), we are required to file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. Because we re-qualified as a smaller reporting company and we have less than $100 million in annual revenue, as of December 31, 2025, we are a non-accelerated filer and are not required to comply with the auditor attestation requirements regarding the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act until we become an accelerated filer or large accelerated filer.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 48% of our outstanding voting stock. In addition, in our 2023, 2024, and 2025 financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we sold approximately $66.7 million of shares of our common stock under an at the market offering program as of the date of this Annual Report on Form 10-K. In March 2026, we entered into a new sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of up to $150 million under a new at-the-market offering program. In addition, in December 2023, June 2024, and November 2025, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of December 31, 2025, the number of shares of our common stock outstanding was 149,362,800. This number does not include 42,293,577 shares of common stock issuable upon the exercise of pre-funded warrants or 6,877,622 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

We completed a study through December 31, 2025, to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined that ownership changes occurred in 2011, 2014, 2020 and 2023. We have identified $0.1 million and $34.7 million of federal and state NOLs, respectively, that will expire unused due to ownership changes, and federal credits of $4.3 million that will not be able to be utilized due to ownership change limitation and excluded these amounts from deferred tax asset balances as of December 31, 2025.

Federal NOLs of $556.1 million and state and local NOLs of $191.4 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2025.

Our ability to use NOLs, research and development credit carryforwards and other tax attributes to reduce future taxable income and tax liabilities may be further limited as a result of shifts in our stock ownership subsequent to December 31, 2025. As a result, even if we attain profitability, our ability to use our pre-change NOLs or other pre-change tax attributes to offset United States federal and state taxable income may be subject to further limitations.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation law of the State of Delaware, or DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, or availability of our information technology systems or data, and those maintained on our behalf, could lead to adverse consequences that materially adversely affect our business, including, without limitation, regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and the third parties with whom we work process sensitive data. We have established certain physical, electronic and organizational measures designed to safeguard and secure our systems in an effort to prevent a data or other compromise; there can, however, be no assurance that these measures will be or have been effective. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors have access to our sensitive data. Our information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties with whom we work, are vulnerable to and have experienced attacks, damage and interruption from cyber-attacks, malicious internet-based activity, online and offline fraud, malicious code (such as computer viruses, and worms), malware, ransomware attacks, credential stuffing, credential harvesting, supply-chain attacks, natural disasters, fire, terrorism, war, telecommunication and electrical failures, attacks enhanced or facilitated by AI, denial or degradation of service attacks, hacking, sophisticated nation-state and nation-state supported actors, phishing and other social engineering attacks (including through deep fakes, which are increasingly more difficult to identify), attachments to emails, fraud, personnel misconduct or error, server malfunctions, software or hardware failures, loss or theft of data or information technology assets, unauthorized access or use, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

The risk of a security breach or disruption, particularly through cyber-attacks, including by traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, sophisticated nation states, and nation-state supported actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access sensitive data also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss or other compromise of sensitive data. In a hybrid working environment, we also face risks of a security breach or disruption due to our reliance on information systems that we do not necessarily control and the number of our personnel who are working remotely, which creates additional opportunities for cyber criminals to exploit vulnerabilities or other weaknesses. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Security breaches may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We rely upon third-party service providers and technologies to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. Our third-party service providers have experienced and may experience in the future a security incident or other interruption. For example, in 2025, two of our service providers experienced potential security incidents that triggered us to conduct investigations. While we determined that these incidents did not have a material impact on our business, results of operations, or financial condition, these and similar incidents have and could lead to business interruptions and additional costs. Any significant system failure, accident or security breach and resulting interruptions in our operations or our critical third parties’ operations could result in a material disruption of our product development programs, and ultimately, our financial results. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Actual or perceived failure to comply with applicable data protection laws, regulations, standards, contractual obligations and other requirements related to data privacy and security could lead to government enforcement actions as well as civil and criminal penalties, private litigation (including class actions), adverse publicity and otherwise could negatively affect our results of operations and business.

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
•
the California Consumer Privacy Act of 2018, or CCPA, which requires covered businesses to provide certain disclosures in privacy notices to California residents, including consumers, business representatives, and employees, and requires businesses honor certain requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the amendments to the CCPA expanded the CCPA’s requirements, including by adding a right for individuals to correct their personal data and establishing a regulatory agency to implement and enforce the law. Additional compliance investment and business process changes may be required in an effort to address data protection laws. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that make compliance challenging. The CCPA and other comprehensive U.S. state consumer privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work; and
•
foreign data protection laws, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom GDPR, or UK GDPR, and laws of other jurisdictions in which we have in the past, presently or may in the future conduct clinical trials (such as Australia, Canada, and New Zealand), which contain provisions specifically directed at the processing of personal data and, more broadly, impose significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines for noncompliance of up to €20 million under the EU GDPR (£17.5 million under the UK GDPR) or 4% of annual global revenue of the noncompliance company, whichever is greater. Noncompliance with the EU and UK GDPR could also result in private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. These laws such as the EU and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal data of data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the EU and UK GDPR regulate transfers of personal data subject to the EU and UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other relevant countries. If there were no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Other jurisdictions (including the US) have adopted or may adopt stringent data localization and cross-border data transfer laws. For example, regulators in the United States have enacted certain prohibitions and restrictions on cross-border data transfers. Specifically, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which limits certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that has or may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that operate in the clinical trial space and impacts our ability to transfer data in connection with certain transactions.

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

Although we work to comply with applicable privacy and data security laws, regulations and standards, contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Compliance with these data protection obligations has in the past and may in the future require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use, disclose and otherwise process personal data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Any actual or perceived failure to comply by us or our personnel, representatives, contractors, consultants, collaborators, or other third parties could result in government investigations and/or enforcement actions, fines, civil and/or criminal penalties, additional reporting requirements and/or oversight, bans on processing personal data (including clinical trial data), orders to destroy or not use personal data, private litigation (including class action claims) and mass arbitration demands, adverse publicity and could otherwise negatively affect our results of operations and business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented a risk-based approach designed to identify, assess and manage cybersecurity threats that could materially affect our business and information systems. Our cybersecurity program includes monitoring our threat environment through a combination of automated tools, manual reviews, subscribed threat‑intelligence updates, and third‑party cybersecurity assessments. These assessments include periodic vulnerability reviews and penetration testing performed by external service providers.

We leverage cybersecurity consultants and penetration testing firms in an effort to identify, assess, and manage material risks from cybersecurity threats. We also leverage other third-party service providers to support and maintain certain aspects of our business operations, such as cloud-based applications, platforms, and data hosting providers. To manage cybersecurity risks associated with these third-party service providers, we primarily engage with well-established and industry specialist service providers. Depending on the systems, level of access and type of data at issue, to maintain compliance with good data security management practices, we contractually require certain service providers with access to personal, confidential, or proprietary information to maintain security controls and follow applicable industry standards.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, or availability of our information technology systems or data, and those maintained on our behalf, could lead to adverse consequences that materially adversely affect our business, including, without limitation, regulatory investigations or actions, a material interruption to our operations, including clinical trials, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee is responsible for advising on our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Our management team is responsible for integrating cybersecurity risk considerations into our overall risk management strategy.

Our cybersecurity program and day‑to‑day cybersecurity related operations are managed by our Head of IT, who works closely with external security advisors and our managed security service providers, or MSSP. Our Head of IT has more than 25 years of experience in information technology and reports to our CFO. The Head of IT meets periodically with the CFO to review cybersecurity risk management activities, discuss potential cybersecurity and information technology risks, and incorporate recommendations from our external technology and security providers. The Head of IT also meets regularly with our MSSP to help guide our monitoring and response processes and to inform reporting to management. Working with the CFO, the Head of IT provides periodic updates to the Audit Committee on cybersecurity and information technology matters, which assists our board of directors in reviewing and overseeing our risk management processes, including cybersecurity risks.

We maintain a cybersecurity policy which is reviewed periodically with the Audit Committee and outlines our approach to identifying, assessing, and managing cybersecurity risks. The policy includes defined escalation procedures that specify when and how cybersecurity incidents are reported to management and, depending on severity, to the Audit Committee. We also maintain incident response procedures designed to guide our actions in the event of a cybersecurity incident. These procedures outline the steps for evaluating, containing, and remediating incidents, and incorporate the use of external security resources when appropriate.

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

Stockholders

As of the date of this Annual Report on Form 10-K, there were 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biopharmaceutical company advancing the next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that impact nearly 10 million people worldwide. Building on more than a decade of expertise stopping acute and chronic neuroinflammation at its source, we have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases.

Our strategic priorities include advancing two late-stage registrational programs, tanruprubart toward our first approval in Guillain-Barré Syndrome, or GBS, and vonaprument toward pivotal data in geographic atrophy, or GA, as well as developing ANX1502, a novel oral small molecule for autoimmune conditions.

Tanruprubart is an investigational targeted immunotherapy delivered in a single infusion to rapidly halt aggressive neuroinflammation and damage in GBS, an acute, rare, neuromuscular emergency that annually affects ~150,000 people worldwide. There are currently no therapies approved by the FDA for GBS and no substantial evidence of effectiveness from the current standard of care. In the placebo-controlled Phase 3 trial, approximately 90% of GBS patients treated with tanruprubart improved by week 1 and more than twice as many treated patients achieved a normal state of health at week 26. Tanruprubart has consistently demonstrated rapid and sustained functional improvements across a comprehensive data package. The open-label FORWARD study in the U.S. and Europe is ongoing and designed to support a broad intended label for the treatment of GBS and further expand the use of tanruprubart across geographies. We continue to engage with applicable EU and U.S. regulators to advance tanruprubart towards registration worldwide. We filed the Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for tanruprubart for the treatment of GBS in January 2026. We plan to submit a biologics license application, or BLA, to the FDA for GBS in 2026. Tanruprubart has been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. Tanruprubart has also been granted orphan designation from the EMA.

Vonaprument is an investigational neuroprotective inhibitor of C1q and the classical complement cascade delivered intravitreally for GA, a leading cause of blindness affecting more than eight million people worldwide. There are no approved therapies for GA targeting the preservation of vision. Vonaprument is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, or LLVA, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity. In the Phase 2 ARCHER trial, vonaprument also reduced risk of 15-letter vision loss by more than 70%.

In July 2025, we completed enrollment of 659 patients in ARCHER II, a global, sham-controlled, double-masked Phase 3 trial. The primary endpoint of ARCHER II is the gold standard for visual acuity, measuring proportion of patients with confirmed BCVA ≥15-letter loss at any two consecutive visits through month 15. A secondary endpoint is EZ loss, which is a key anatomic measure of photoreceptor health and function. We plan to report topline data in the fourth quarter of 2026. We have established a global registration path with the FDA and EMA, which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients with GA. The single-study program will be analyzed as two sub-studies in the U.S. in accordance with the FDA’s two-trial recommendation. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by the EMA for the Product Development

Coordinator Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

ANX1502 is a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose and multiple-ascending dose clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK and PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating an enteric-coated tablet formulation of ANX1502 in an ongoing POC study in patients with cold agglutinin disease, or CAD. We have observed drug levels at and exceeding the pre-defined target in fasted CAD patients. Dosing is ongoing to enhance our understanding of ANX1502’s profile and we plan to provide an update upon study completion in 2026.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $206.7 million and $138.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $917.4 million and cash and cash equivalents and short-term investments of $238.3 million.

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
•
contract manufacturing costs to produce clinical trial materials and commercial materials to support our planned regulatory package submissions to FDA and other foreign regulatory agencies; and
•
laboratory supplies and materials.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$184,698	$119,448	$65,250	55%
General and administrative	31,709	34,625	(2,916)	(8%)
Total operating expenses	216,407	154,073	62,334	40%
Loss from operations	(216,407)	(154,073)	(62,334)	40%
Interest and other income, net	9,717	15,873	(6,156)	(39%)
Net loss	$(206,690)	$(138,200)	$(68,490)	50%

Research and Development Expenses

	Year Ended December 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$59,815	$37,901	$21,914	58%
Contract manufacturing	47,452	20,328	27,124	133%
Consulting and professional services	23,081	17,083	5,998	35%
Laboratory supplies and materials	667	848	(181)	(21%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	45,464	35,492	9,972	28%
Facilities and depreciation	7,347	6,875	472	7%
Other	872	921	(49)	(5%)
Total research and development expenses	$184,698	$119,448	$65,250	55%

Research and development expenses increased by $65.3 million, or 55%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was attributable to an increase of $27.1 million in contract manufacturing expenses supporting the tanruprubart global regulatory submissions, as well as the manufacturing technology transfer of vonaprument to a commercial-ready facility. In addition, direct clinical and nonclinical outside services costs increased by $21.9 million associated with the vonaprument Phase 3 ARCHER II trial in GA and the initiation of the tanruprubart FORWARD study in GBS. Compensation and personnel-related expenses (including stock-based compensation) increased by $10.0 million, driven by higher headcount, and consulting and professional services expenses increased by $6.0 million primarily due to global regulatory submissions and the ongoing ARCHER II trial.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$15,613	$16,858	$(1,245)	(7%)
Consulting and professional services	10,572	13,161	(2,589)	(20%)
Facilities and depreciation	2,650	2,598	52	2%
Other	2,874	2,008	866	43%
Total general and administrative expenses	$31,709	$34,625	$(2,916)	(8%)

General and administrative expenses decreased by $2.9 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by ongoing corporate efficiencies and disciplined prioritization of resources resulting in a $2.6 million decrease in consulting and professional services costs. In addition, compensation and personnel-related expenses decreased by $1.2 million mainly due to the full amortization of previously granted high fair value stock options, partially offset by higher headcount. The overall decrease in general and administrative expenses was partially offset by other expenses which increased by $0.9 million due to cloud-based infrastructure costs.

Interest and other income, net

Interest and other income, net decreased by $6.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses each year since our inception.

To date, we have funded our operations primarily through the sale of equity securities including, most recently, the public offering of approximately $86.3 million of common stock and pre-funded warrants. In addition, on March 30, 2026, we entered into a sales agreement with TD Cowen, or the 2026 Sales Agreement, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. As of December 31, 2025, we had available cash and cash equivalents and short-term investments of $238.3 million and an accumulated deficit of $917.4 million.

Historical Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(186,356)	$(118,006)
Net cash provided by (used in) investing activities	190,052	(218,797)
Net cash provided by financing activities	108,855	161,206
Increase (decrease) in cash, cash equivalents and restricted cash	$112,551	$(175,597)

Cash Flow from Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $186.4 million, which consisted of a net loss of $206.7 million, partially offset by $16.1 million in non-cash charges and a net change of $4.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $16.4 million, depreciation and amortization of $2.2 million, and reduction in the carrying amount of right-of-use assets of $1.5 million, partially offset by accretion of discount on available-for-sale securities of $4.0 million.

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

Cash Flow from Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $190.1 million, which consisted of $402.4 million of proceeds from maturities of available-for-sale securities, partially offset by $212.2 million of purchases of available-for-sale securities.

Cash used in investing activities for the year ended December 31, 2024 was $218.8 million, which consisted of $583.9 million of purchases of available-for-sale securities, partially offset by $365.1 million of proceeds from maturities of available-for-sale securities.

Cash Flow from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $108.9 million, which consisted of $80.5 million of net proceeds from the issuance of common stock and pre-funded warrants under our 2025 Financing, $27.4 million of net proceeds from the issuance of common stock under our 2024 ATM program and $1.0 million of proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund operating expenses into the second half of 2027. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will be required to seek additional funding in the future until such time, if ever, as we can generate substantial product revenue, and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

2025 Financing

In November 2025, we raised net proceeds of approximately $80.5 million after deducting underwriting discounts and offering expenses through the sale of 29,423,075 shares of our common stock at a price of $2.60 per share and pre-funded warrants to purchase an aggregate of 3,750,000 shares of common stock at a price of $2.599 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant.

2024 Financing

In June 2024, we raised net proceeds of approximately $116.8 million after deducting underwriting discounts and offering expenses through the sale of 13,001,120 shares of our common stock at a price of $6.25 per share and pre-funded warrants to purchase an aggregate of 7,000,000 shares of common stock at a price of $6.249 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. In March 2026, we issued an aggregate of 4,499,124 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 4,500,000 shares of common stock. As of the date of these consolidated financial statements, pre-funded warrants to purchase up to 2,500,000 shares of common stock remained outstanding from the 2024 Financing.

2023 Financing

In December 2023, we raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of our common stock at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. We issued an aggregate of 5,243,400 and 965,427 shares of common stock upon cashless and cash exercise of these pre-funded warrants in February 2024 and April 2024, respectively.

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

Pre-Funded and Common Warrants

The following summarizes warrant activity during the year ended December 31, 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	3,750,000	$0.001
Expired	(1,226,993)	—	$5.807
Balances as of December 31, 2025	6,877,622	42,293,577

2026 At the Market (ATM) Program

Pursuant to the 2026 Sales Agreement, we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Shares”). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by TD Cowen.

2024 ATM Program

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2024 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. During the year ended December 31, 2025 and 2024, we sold 9,740,824 shares and 750,000 shares of common stock, respectively, for net proceeds of approximately $27.4 million and $4.5 million, respectively, after deducting commissions paid to TD Cowen. As of December 31, 2025, approximately $66.9 million remained available for the offer and sale of shares of common stock under the 2024 ATM program. Subsequent to December 31, 2025 and through the date of issuance of these consolidated financial statements, we sold 6,049,762 shares of common stock under the 2024 ATM for net proceeds of approximately $32.8 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation of up to 3% of the aggregate gross proceeds of the common stock sold through the 2021 ATM program. During the year ended December 31, 2024, we sold 7,576,067 shares of common stock under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no shares of common stock may be sold under the 2021 ATM Program.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Annexon, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Pre-funded warrants

As discussed in Note 6 to the consolidated financial statements, in November 2025 the Company closed a financing transaction which included the issuance of common stock and pre-funded warrants to purchase its common stock. Upon issuance, the 3,750,000 shares of pre-funded warrants were recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

We identified the balance sheet classification of the pre-funded warrants as part of the November 2025 financing transaction as either liabilities or equity as a critical audit matter. Subjective auditor judgment was required in the evaluation of the balance sheet classification of the pre-funded warrants due to certain provisions included within the warrant agreement.

The following are the primary procedures we performed to address this critical audit matter. We obtained and inspected the pre-funded warrant agreement to identify key terms and conditions within the agreement that were relevant to the balance sheet classification determination. We obtained and assessed the Company’s technical accounting analysis to evaluate whether the Company had considered those key terms and conditions of the pre-funded warrant agreement. We evaluated the Company’s interpretation and application of the relevant accounting literature, including considerations of the settlement provisions unique to the pre-funded warrants.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 30, 2026

ANNEXON, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$162,051	$49,498
Short-term investments	76,294	262,519
Prepaid expenses and other current assets	3,846	4,444
Total current assets	242,191	316,461
Restricted cash	1,032	1,032
Property and equipment, net	10,617	12,638
Operating lease right-of-use assets	15,185	16,705
Other non-current assets	8,546	3,235
Total assets	$277,571	$350,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,931	$10,426
Accrued and other current liabilities	24,791	17,568
Operating lease liabilities, current	2,908	2,518
Total current liabilities	42,630	30,512
Operating lease liabilities, non-current	23,293	26,454
Total liabilities	65,923	56,966
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2025 and 2024; 149,362,800 and 109,381,556 shares issued and outstanding as of December 31, 2025 and 2024, respectively	149	109
Additional paid-in capital	1,128,917	1,003,685
Accumulated other comprehensive (loss) income	(29)	10
Accumulated deficit	(917,389)	(710,699)
Total stockholders’ equity	211,648	293,105
Total liabilities and stockholders’ equity	$277,571	$350,071

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$184,698	$119,448
General and administrative	31,709	34,625
Total operating expenses	216,407	154,073
Loss from operations	(216,407)	(154,073)
Interest and other income, net	9,717	15,873
Net loss	(206,690)	(138,200)
Deemed dividend on modification of common stock warrants	(1,857)	—
Net loss attributable to common stockholders	$(208,547)	$(138,200)
Net loss per share, basic and diluted	$(1.34)	$(1.01)
Weighted-average shares used in computing net loss per share, basic and diluted	155,105,832	137,404,145

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(206,690)	$(138,200)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2	(15)
Unrealized (loss) gain on available-for-sale securities	(41)	77
Comprehensive loss	$(206,729)	$(138,138)

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	78,369,099	$78	$823,029	$(52)	$(572,499)	$250,556
Exercise of stock options	382,122	—	1,232	—	—	1,232
Exercise of pre-funded warrants	8,947,923	9	(9)	—	—	—
Exercise of common warrants	19,901	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,528	8,326,067	8	42,835	—	—	42,843
Issuance of common stock and pre-funded warrants, net of issuance costs $8,183	13,001,120	13	116,804	—	—	116,817
Issuance of common stock per Employee Stock Purchase Plan purchase	138,147	1	361	—	—	362
Restricted stock vested in the period	197,177	—	—	—	—	—
Stock-based compensation	—	—	19,433	—	—	19,433
Other comprehensive income	—	—	—	62	—	62
Net loss	—	—	—	—	(138,200)	(138,200)
Balances as of December 31, 2024	109,381,556	109	1,003,685	10	(710,699)	293,105
Exercise of stock options	195,566	—	461	—	—	461
Issuance of common stock per Employee Stock Purchase Plan purchase	277,189	1	453	—	—	454
Restricted stock vested in the period	344,590	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,059	9,740,824	10	27,419	—	—	27,429
Issuance of common stock and pre-funded warrants, net of issuance costs $5,741	29,423,075	29	80,476	—	—	80,505
Stock-based compensation	—	—	16,423	—	—	16,423
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(206,690)	(206,690)
Balances as of December 31, 2025	149,362,800	$149	$1,128,917	$(29)	$(917,389)	$211,648

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(206,690)	$(138,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,166	2,150
Accretion of discount on available-for-sale securities	(4,005)	(9,054)
Stock-based compensation	16,423	19,433
Reduction in the carrying amount of right-of-use assets	1,520	1,304
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	598	(300)
Other non-current assets	(5,311)	(3,184)
Accounts payable	4,491	4,936
Accrued and other current liabilities	7,223	7,292
Operating lease liabilities	(2,771)	(2,383)
Net cash used in operating activities	(186,356)	(118,006)
Investing activities:
Purchases of property and equipment	(137)	(15)
Purchases of available-for-sale securities	(212,211)	(583,932)
Proceeds from maturities of available-for-sale securities	402,400	365,150
Net cash provided by (used in) investing activities	190,052	(218,797)
Financing activities:
Proceeds from the exercise of common stock options	461	1,232
Proceeds from employee stock purchase plan purchases	454	362
Proceeds from the issuance of common stock	28,488	44,371
Proceeds from the issuance of common stock and pre-funded warrants, net of commissions	81,071	117,500
Payment of financing costs	(1,619)	(2,259)
Net cash provided by financing activities	108,855	161,206
Increase (decrease) in cash, cash equivalents and restricted cash	112,551	(175,597)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(15)
Cash, cash equivalents and restricted cash
Beginning of period	50,530	226,142
End of period	$163,083	$50,530
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$5,065	$4,893
Non-cash investing and financing activities:
Deemed dividend on modification of common stock warrants	$1,857	$—
Deferred offering costs included in other non-current assets	$—	$51

See accompanying notes to consolidated financial statements.

ANNEXON, INC.

Notes to Consolidated Financial Statements

1. Organization

Annexon, Inc., or the Company, is a biopharmaceutical company advancing the next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that impact nearly 10 million people worldwide. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of December 31, 2025, had an accumulated deficit of $917.4 million and cash and cash equivalents and short-term investments of $238.3 million.

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

Segments

The Company’s chief operating decision maker, or CODM, is its Chief Executive Officer. The CODM reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which includes amounts invested in money market funds and short-term government bonds, are stated at fair value.

Restricted cash as of December 31, 2025 relates to the letters of credit established for the Company’s office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash	$2,013	$2,651
Cash equivalents	160,038	46,847
Cash and cash equivalents	162,051	49,498
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$163,083	$50,530

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

Direct expenses include (i) preclinical and clinical outside service costs associated with discovery, preclinical and clinical testing of the Company’s product candidates; (ii) professional services agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on the Company’s behalf; (iii) contract manufacturing costs to produce clinical trial materials and commercial materials to support future biologics license applications, or BLA, to the FDA, and (iv) laboratory supplies and materials. Indirect expenses include (A) compensation and personnel-related expenses (including stock-based compensation), (B) allocated expenses for facilities and depreciation; and (C) other indirect costs.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company has adopted ASU 2023-09 on a retrospective basis commencing with the fiscal year ending December 31, 2025, and have applied the amendments retrospectively to all prior periods presented in the financial statements. See Note 8—Income Taxes.

Recently Issued Accounting Pronouncements

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$116,181	$—	$—	$116,181
Government bonds	Level 2	43,844	13	—	43,857
Total cash equivalents		160,025	13	—	160,038
Short-term investments:
Government bonds	Level 2	76,252	42	—	76,294
Total short-term investments		76,252	42	—	76,294
		$236,277	$55	$—	$236,332

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$31,680	$—	$—	$31,680
Government bonds	Level 2	15,167	—	—	15,167
Total cash equivalents		46,847	—	—	46,847
Short-term investments:
Government bonds	Level 2	262,424	98	(3)	262,519
Total short-term investments		262,424	98	(3)	262,519
		$309,271	$98	$(3)	$309,366

All of the investments held as of December 31, 2025 had original maturities of less than two years. As of December 31, 2025, all of the investments are scheduled to mature in 12 months. During the year ended December 31, 2025, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2025. There were nominal unrealized losses as of December 31, 2025, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the years ended December 31, 2025 and 2024, the Company recognized no material realized gains or losses on financial instruments.

4.
Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development costs	$1,830	$2,640
Prepaid insurance	774	700
Prepaid and other current assets	1,242	1,104
Total prepaid expenses and other current assets	$3,846	$4,444

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$17,262	$17,254
Laboratory equipment	1,878	1,838
Furniture and fixtures	730	692
Computer equipment and software	92	33
Total property and equipment, gross	19,962	19,817
Less: accumulated depreciation	(9,345)	(7,179)
Total property and equipment, net	$10,617	$12,638

Total depreciation expense recognized for each of the years ended December 31, 2025 and 2024 was $2.2 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$16,285	$10,992
Accrued compensation	7,517	5,833
Accrued professional services	480	602
Other accrued and current liabilities	509	141
Total accrued and other current liabilities	$24,791	$17,568

5.
Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, or the Brisbane Lease, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of December 31, 2025, the operating lease right-of-use assets were $15.2 million and lease liabilities were $26.2 million in the consolidated balance sheet. The weighted average remaining lease term is 5.8 years.

The weighted average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease cost for each of the years ended December 31, 2025 and 2024 was $3.8 million. Variable lease payments for the years ended December 31, 2025 and 2024 were $2.7 million and $2.3 million, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2025 were as follows:

(in thousands)
2026	5,242
2027	5,425
2028	5,615
2029	5,812
2030 and thereafter	11,173
Total undiscounted lease payments	33,267
Less: Imputed interest	(7,066)
Total lease liabilities	$26,201

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.
Stockholders' Equity

2025 Financing

In November 2025, the Company raised net proceeds of approximately $80.5 million after deducting underwriting discounts and offering expenses through the sale of 29,423,075 shares of the Company’s common stock at a price of $2.60 per share and pre-funded warrants to purchase an aggregate of 3,750,000 shares of common stock at a price of $2.599 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital.

2024 Financing

In June 2024, the Company raised net proceeds of approximately $116.8 million after deducting underwriting discounts and offering expenses through the sale of 13,001,120 shares of the Company’s common stock at a price of $6.25 per share and pre-funded warrants to purchase an aggregate of 7,000,000 shares of common stock at a price of $6.249 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership limitations. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. In March 2026, the Company issued an aggregate of 4,499,124 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 4,500,000 shares of common stock. As of the date of these consolidated financial statements, pre-funded warrants to purchase up to 2,500,000 shares of common stock remained outstanding from the 2024 Financing.

2023 Financing

In December 2023, the Company raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of the Company’s common stock at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. An entity related to one of the Company’s directors participated in the public offering and purchased 350,000 shares of common stock for an aggregate price of approximately $1.0 million. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. The Company issued an aggregate of 5,243,400 shares and 965,427 shares of common stock upon the cashless and cash exercise of these pre-funded warrants in February 2024 and April 2024, respectively.

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

The Company concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend. This modification included a related party transaction involving 613,497 common warrants held by a member of the board of directors, which accounted for $0.2 million of the deemed dividend recognized. As the Company had an accumulated deficit as of December 31, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders’ equity.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the year ended December 31, 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	3,750,000	$0.001
Expired	(1,226,993)	—	$5.807
Balances as of December 31, 2025	6,877,622	42,293,577

2026 At the Market (ATM) Program

On March 30, 2026, the Company entered into the sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time through TD Cowen, at its option, shares of its common stock having an aggregate offering price of up to $150.0 million. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program.

2024 ATM Program

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2024 ATM program. During the years ended December 31, 2025 and 2024, the Company sold 9,740,824 shares and 750,000 shares of common stock, respectively, for net proceeds of approximately $27.4 million and $4.5 million, respectively, after deducting commissions paid to TD Cowen. As of December 31, 2025, approximately $66.9 million remained available for the offer and sales of shares of common stock under the 2024 ATM program. Subsequent to December 31, 2025 and through the date of issuance of these consolidated financial statements, the Company sold 6,049,762 shares of common stock under the 2024 ATM for net proceeds of approximately $32.8 million, after deducting commissions paid to TD Cowen.

2021 ATM Program

In August 2021, the Company entered into a sales agreement with TD Cowen as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million under an at-the-market offering program, or 2021 ATM program. TD Cowen is entitled to compensation up to 3% of the aggregate gross proceeds for the common stock sold through the 2021 ATM program. During the year ended December 31, 2024, the Company sold 7,576,067 shares of common stock, under the 2021 ATM program for net proceeds of approximately $38.4 million, after deducting commissions paid to TD Cowen and other financing costs. The Form S-3 registration statement, which registered the 2021 ATM Program, expired on August 15, 2024. As a result, no further shares of common stock may be sold under the 2021 ATM Program.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of December 31, 2025, no dividends had been declared by the board of directors.

The Company reserved the following shares of common stock for issuance as follows:

	December 31,
	2025	2024
Stock options issued and outstanding	18,645,325	14,594,720
Stock options reserved for 2020 Incentive Award Plan	1,184,877	2,109,758
Unvested restricted stock units outstanding	1,252,847	770,028
Common stock reserved for 2024 ATM program	14,509,176	24,250,000
Common stock reserved for Employee Stock Purchase Plan	2,800,550	1,983,924
Common stock reserved for 2022 Employment Inducement Award Plan	3,585,793	3,359,230
Common stock reserved for pre-funded warrants	42,293,577	38,543,577
Common stock reserved for common warrants	6,877,622	8,104,615
Total common stock reserved	91,149,767	93,715,852

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For the Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2025 and 2024, there were 1,184,877 and 2,109,758 shares available for issuance under the 2020 Plan, respectively.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of December 31, 2025 and 2024, there were 3,585,793 and 3,359,230 shares available for issuance under the Inducement Plan, respectively.

Stock options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2024	14,594,720	$8.29	7.94	$4,059
Stock options granted	6,366,513	$2.56
Stock options exercised	(195,566)	$2.36
Stock options forfeited	(2,120,342)	$5.75
Balances as of December 31, 2025	18,645,325	$6.69	7.53	$17,234
Vested and Exercisable as of December 31, 2025	10,064,949	$9.11	6.44	$4,485

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.5 million and $1.2 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2025 and 2024 was $1.99 and $4.56 per share, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $24.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

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

A summary of RSU activity under the equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	770,028	$5.28
Granted	1,072,921	2.50
Vested	(344,590)	5.35
Cancelled	(245,512)	3.06
Unvested as of December 31, 2025	1,252,847	$3.31

As of December 31, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of December 31, 2025, 2,800,550 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 15th and November 15th of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the years ended December 31, 2025 and 2024.

The stock-based compensation expense related to the ESPP for each of the years ended December 31, 2025 and 2024 was $0.2 million.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$10,007	$9,670
General and administrative	6,416	9,763
Total stock-based compensation expense	$16,423	$19,433

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2025	2024
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Expected volatility	92.30% - 93.80%	95.90% - 99.80%
Risk-free interest rate	3.73% - 4.49%	3.48% - 4.65%
Dividend yield	—	—

8.
Income Taxes

For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(206,681)	$(138,193)
Foreign	(9)	(7)
Loss before income taxes	$(206,690)	$(138,200)

During the years ended December 31, 2025 and 2024, the Company did not make any material payments of U.S federal, state, or local income taxes.

No income tax provision was recorded for the years ended December 31, 2025 and December 31, 2024.

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
U.S. Federal provision (benefit)	2025		2024
At federal statutory income tax rate	$(43,405)	21.0%	$(29,022)	21.0%
State income taxes, net of federal effect	72	—%	444	(0.3)%
Change in valuation allowance	42,883	(20.8)%	35,182	(25.5)%
Nontaxable or nondeductible items
Stock-based compensation	1,101	(0.5)%	1,548	(1.1)%
Section 162(m) compensation	2,865	(1.4)%	1,773	(1.3)%
Other permanent differences	60	—%	44	—%
Changes in tax laws or rates	—	—%	—	—%
Tax credits
Research credits	(2,236)	1.1%	(1,432)	1.0%
Orphan drug credits	(687)	0.3%	(10,319)	7.5%
Worldwide changes in unrecognized tax benefits	(654)	0.3%	1,781	(1.3)%
Foreign tax effects	1	—%	1	—%
Provision for income taxes	$—	—%	$—	—%

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$133,952	$94,198
Research and development credits	33,164	29,095
Other intangibles	14	5
Accruals and reserves	1,555	1,116
Stock-based compensation	4,813	5,599
Capitalized research and development	50,233	49,837
Lease liabilities	5,515	6,087
Total gross deferred tax assets	229,246	185,937
Less: valuation allowance	(224,891)	(180,958)
Total deferred tax assets, net	$4,355	$4,979

Deferred Tax Liabilities:
Fixed assets	$(1,159)	$(1,469)
Right-of-use assets	(3,196)	(3,510)
Total gross deferred tax liabilities	(4,355)	(4,979)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had $556.2 million of federal and $226.1 million of state net operating loss, or NOL, carryforwards available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, federal NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company has $513.2 million of such federal NOLs that do not expire. If not utilized, the federal carryforward losses generated prior to 2018 and the state carryforward losses will expire in various amounts beginning in 2031.

As of December 31, 2025, the Company had approximately $37.4 million of federal and $10.2 million of state credit carryforwards available to offset future taxable income. If not utilized, these credit carryforwards will expire in various amounts for federal purposes beginning in 2031. The state credits do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized; therefore, a full valuation allowance has been recorded. The Company’s valuation allowance increased by $43.9 million and $50.0 million for the years ended December 31, 2025 and 2024, respectively. The changes in the 2025 valuation allowance were primarily due to the addition of current year loss carryforwards and credits. The changes in the 2024 valuation allowance were primarily due to the addition of capitalized research and development costs, current year loss carryforwards and research and development credits.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$180,958	$130,939
Change charged to income tax expense	43,944	50,039
Changes charged to other comprehensive (loss) income	(11)	(20)
Ending balance	$224,891	$180,958

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2025. Federal net operating loss carryforwards of $556.1 million and state and local net operating loss carryforwards of $191.4 million are not expected to expire unutilized as a result of ownership changes identified through December 31, 2025. The Company has identified $0.1 million and $34.7 million of federal and state net operating losses, respectively, that will expire unused due to ownership changes, and federal credits of $4.3 million that will not be able to be utilized due to ownership change limitation; these amounts have been excluded from the deferred tax assets table above. Further ownership changes subsequent to December 31, 2025 may be identified which could result in limitations to the amount of net operating losses and credits which may be utilized prior to expiration.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$8,419	$3,970
Additions based on tax positions related to prior year	—	3,388
Reductions based on tax positions related to prior year	(673)	(1,726)
Additions based on tax positions related to current year	1,956	2,787
Ending balance	$9,702	$8,419

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the years ended December 31, 2025 and 2024. The Company files income tax returns in the United States, various states, and Australia. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. The tax years 2011 through 2025 remain effectively open for examination by the Internal Revenue Service and most state tax authorities because of net operating losses and credit carryovers.

9.
Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 42,293,577 and 38,543,577 shares of common stock for the years ended December 31, 2025 and 2024, respectively, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	18,645,325	14,594,720
Shares subject to Employee Stock Purchase Plan	48,134	15,922
Unvested restricted stock units	1,252,847	770,028
Common warrants	6,877,622	8,104,615
Total	26,823,928	23,485,285

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

The following table presents the operations for the reportable segment during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development - external expenses(1)	$134,193	$79,548
Research and development - personnel	32,981	24,291
General and administrative - personnel	8,661	6,578
Other general and administrative expenses(2)	21,983	22,073
Depreciation expense	2,166	2,150
Stock-based compensation	16,423	19,433
Total operating expense	216,407	154,073
Loss from operations	(216,407)	(154,073)
Interest and other income, net	9,717	15,873
Consolidated segment net loss	$(206,690)	$(138,200)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Types of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
William H. Carson, M.D., Director	Adopt	12/8/2025	X			24,000	5/11/2026

__________________

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.

“At the Market” Equity Offering Program

On March 30, 2026, we entered into the Sales Agreement with TD Cowen as sales agent, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million.

The sales of shares of our common stock will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Global Select Market. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from any shares of our common stock sold by TD Cowen pursuant to the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.16 to this Annual Report on Form 10-K.

The foregoing disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders, or Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, set forth within the sections titled “Proposal 1: Election of Directors,” “Information Regarding the Board and Corporate Governance,” and “Management.”

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

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, a copy of which is attached as an exhibit to this Annual Report on Form 10-K. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading.

The remaining information required by this item will be contained in our Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, set forth within the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, set forth within the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, set forth within the section titled “Certain Relationships and Related-Person Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, set forth within the sections titled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amended and Restated Bylaws.	8-K	001-39402	3.2	07/28/20

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	333-239647	4.2	07/02/20

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.4	Form of Pre-Funded Warrant (2022).	8-K	001-39402	4.1	07/08/22

4.5	Form of Common Warrant.	8-K	001-39402	4.2	07/08/22

4.6	Form of Pre-Funded Warrant (2023).	8-K/A	001-39402	4.1	12/22/23

4.7	Form of Pre-Funded Warrant (2024).	8-K	001-39402	4.1	06/07/24

4.8	Form of Common Warrant Amendment	8-K	001-39402	4.1	06/25/2025

4.9	Form of Pre-Funded Warrant (2025)	8-K	001-39402	4.1	11/14/2025

10.1†	Exclusive (Equity) Agreement, dated November 21, 2011, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University.	S-1	333-239647	10.2	07/02/20

10.2	Lease, dated December 18, 2020, by and between the Registrant and HCP LS Brisbane, LLC.	8-K	001-39402	10.1	12/22/20

10.3(a)+	2011 Incentive Award Plan.	S-1/A	333-239647	10.4(a)	07/20/20

10.3(b)+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-239647	10.4(b)	07/02/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4(a)+	2020 Incentive Award Plan.	S-8	333-240101	99.2(a)	07/24/20

10.4(b)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(b)	07/02/20

10.4(c)+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(c)	07/02/20

10.4(d)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1	333-239647	10.5(d)	07/02/20

10.5+	Employee Stock Purchase Plan.	S-8	333-240101	99.3	07/24/20

10.6+	Employment Agreement by and between the Registrant and Douglas Love, Esq.	S-1	333-239647	10.7	07/02/20

10.7+	Employment Agreement by and between the Registrant and Jennifer Lew.	S-1	333-239647	10.9	07/02/20

10.8+	Employment Agreement by and between the Registrant and Michael Overdorf.	S-1/A	333-239647	10.11	07/20/20

10.9+	Non-Employee Director Compensation Program.	10-Q	001-39402	10.1	08/14/25

10.10+	Form of Indemnification and Advancement Agreement for directors and officers.	S-1	333-239647	10.12	07/02/20

10.11+	Employment Agreement by and between the Registrant and Dean Richard Artis, Ph.D.	10-K	001-39402	10.12	03/06/22

10.12+	Annexon, Inc. 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(a)	08/08/22

10.13+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(b)	08/08/22

10.14+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	001-39402	10.2(c)	08/08/22

10.15+	Employment Agreement by and between the Registrant and Jamie Dananberg, M.D.	10-Q	001-39402	10.2#	08/07/23

10.16#	Sales Agreement, dated as of March 30, 2026, by and between Annexon Inc. and TD Securities (USA) LLC.					X

19.1	Insider Trading Compliance Policy	10-K	001-39402	19.1	03/03/25

21.1	List of subsidiaries.	S-1	333-239647	21.1	07/02/20

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39402	97.1	03/26/24

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+ Indicates management contract or compensatory plan.

† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Annexon, Inc.
Date: March 30, 2026	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Jennifer Lew
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

Name	Title	Date

/s/ Douglas Love, Esq.	President, Chief Executive Officer and Director	March 30, 2026
Douglas Love, Esq.	(Principal Executive Officer)

/s/ Jennifer Lew	Executive Vice President and Chief Financial Officer	March 30, 2026
Jennifer Lew	(Principal Financial and Accounting Officer)

/s/ Thomas G. Wiggans	Chairperson & Director	March 30, 2026
Thomas G. Wiggans

/s/ William H. Carson, M.D.	Director	March 30, 2026
William H. Carson, M.D.

/s/ Jung E. Choi	Director	March 30, 2026
Jung E. Choi

/s/ Bettina M. Cockroft, M.D.	Director	March 30, 2026
Bettina M. Cockroft, M.D.

/s/ William Jones	Director	March 30, 2026
William Jones

/s/ Muneer A. Satter	Director	March 30, 2026
Muneer A. Satter

/s/ William D. Waddill	Director	March 30, 2026
William D. Waddill