Form 10-Q
period 2026-03-31
Annexon, Inc.
filed 2026-05-07
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s Common Stock outstanding as of May 4, 2026 was 163,842,538. This number does not include 35,765,799 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,208	$162,051
Short-term investments	49,817	76,294
Prepaid expenses and other current assets	3,241	3,846
Total current assets	228,266	242,191
Restricted cash	1,032	1,032
Property and equipment, net	10,107	10,617
Operating lease right-of-use assets	14,767	15,185
Other non-current assets	8,716	8,546
Total assets	$262,888	$277,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,529	$14,931
Accrued and other current liabilities	15,392	24,791
Operating lease liabilities, current	3,016	2,908
Total current liabilities	35,937	42,630
Operating lease liabilities, non-current	22,418	23,293
Total liabilities	58,355	65,923
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	162	149
Additional paid-in capital	1,165,983	1,128,917
Accumulated other comprehensive loss	(81)	(29)
Accumulated deficit	(961,531)	(917,389)
Total stockholders’ equity	204,533	211,648
Total liabilities and stockholders’ equity	$262,888	$277,571

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$35,786	$48,179
General and administrative	10,267	9,226
Total operating expenses	46,053	57,405
Loss from operations	(46,053)	(57,405)
Interest and other income, net	1,911	3,049
Net loss	$(44,142)	$(54,356)
Net loss per share, basic and diluted	$(0.23)	$(0.37)
Weighted-average shares used in computing net loss per share, basic and diluted	194,200,100	148,108,809

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(44,142)	$(54,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—
Unrealized loss on available-for-sale securities	(53)	(101)
Comprehensive loss	$(44,194)	$(54,457)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	149,362,800	$149	$1,128,917	$(29)	$(917,389)	$211,648
Exercise of stock options	61,306	—	229	—	—	229
Restricted stock vested in the period	501,341	—	—	—	—	—
Issuance of common stock, net of issuance costs $909	6,049,762	6	32,688	—	—	32,694
Exercise of pre-funded warrants	6,526,508	7	(7)	—	—	—
Stock-based compensation	—	—	4,156	—	—	4,156
Other comprehensive loss	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(44,142)	(44,142)
Balances as of March 31, 2026	162,501,717	$162	$1,165,983	$(81)	$(961,531)	$204,533

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(44,142)	$(54,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	537
Accretion of discount on available-for-sale securities	(632)	(1,850)
Stock-based compensation	4,156	5,078
Reduction in the carrying amount of right-of-use assets	418	359
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	605	(22)
Other non-current assets	275	(2,032)
Accounts payable	2,151	(31)
Accrued and other current liabilities	(9,399)	2,926
Operating lease liabilities	(767)	(664)
Net cash used in operating activities	(46,796)	(50,055)
Investing activities:
Purchases of property and equipment	—	(74)
Purchases of available-for-sale securities	(5,944)	(61,806)
Proceeds from maturities of available-for-sale securities	33,000	159,500
Net cash provided by investing activities	27,056	97,620
Financing activities:
Proceeds from the exercise of common stock options	229	62
Proceeds from the issuance of common stock	33,603	—
Payment of financing costs	(936)	(3)
Net cash provided by financing activities	32,896	59
Increase in cash, cash equivalents and restricted cash	13,156	47,624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Cash, cash equivalents and restricted cash
Beginning of period	163,083	50,530
End of period	$176,240	$98,154
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$1,303	$1,259
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$423	$30
Deferred offering costs included in other non-current assets	$445	$81

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of March 31, 2026, had an accumulated deficit of $961.5 million and cash and cash equivalents and short-term investments of $225.0 million.

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

The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

Summary of Significant Accounting Policies

Reference is made to Note 2, Summary of Significant Accounting Policies, in the Company’s 2025 Form 10-K filed on March 30, 2026 for a detailed description of significant accounting policies. There have been no significant changes to the Company’s accounting policies as disclosed in its 2025 Form 10-K.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU clarifies and reorganizes interim reporting guidance, including disclosure requirements related to events occurring since the end of the most recent annual reporting period, and improves the presentation and usability of interim financial statement disclosures. The ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2026
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$152,288	$—	$—	$152,288
Government bonds	Level 2	11,961	—	—	11,961
Total cash equivalents		164,249	—	—	164,249
Short-term investments:
Government bonds	Level 2	49,816	1	—	49,817
Total short-term investments		49,816	1	—	49,817
		$214,065	$1	$—	$214,066

		December 31, 2025
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$116,181	$—	$—	$116,181
Government bonds	Level 2	43,844	13	—	43,857
Total cash equivalents		160,025	13	—	160,038
Short-term investments:
Government bonds	Level 2	76,252	42	—	76,294
Total short-term investments		76,252	42	—	76,294
		$236,277	$55	$—	$236,332

All of the investments held as of March 31, 2026, had original maturities of less than two years. As of March 31, 2026, all of the investments are scheduled to mature within 12 months. During the three months ended March 31, 2026, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2026. There were nominal unrealized losses as of March 31, 2026, and no investments have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three months ended March 31, 2026 and 2025, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of March 31, 2026 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash	$10,959	$2,013
Cash equivalents	164,249	160,038
Cash and cash equivalents	175,208	162,051
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$176,240	$163,083

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$17,254	$17,262
Laboratory equipment	1,878	1,878
Furniture and fixtures	730	730
Computer equipment and software	92	92
Construction in progress	37	—
Total property and equipment, gross	19,991	19,962
Less: accumulated depreciation	(9,884)	(9,345)
Total property and equipment, net	$10,107	$10,617

The Company recognized depreciation expense for property and equipment of $0.5 million for each of the three months ended March 31, 2026 and 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$11,014	$16,285
Accrued compensation	2,254	7,517
Accrued professional services	1,672	480
Other accrued and current liabilities	452	509
Total accrued and other current liabilities	$15,392	$24,791

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of March 31, 2026, the operating lease right-of-use assets were $14.8 million and lease liabilities were $25.4 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 5.6 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease costs were $1.0 million for each of the three months ended March 31, 2026 and 2025. Variable lease payments were $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments and related lease liabilities as of March 31, 2026, were as follows:

(in thousands)
2026 (remaining nine months)	$3,939
2027	5,425
2028	5,615
2029	5,812
2030 and thereafter	11,173
Total undiscounted lease payments	31,964
Less: Imputed interest	(6,530)
Total lease liabilities	$25,434

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

2023 Financing

In December 2023, the Company raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of the Company’s common stock, par value $0.001 per share at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. An entity related to one of the Company’s directors participated in the public offering and purchased 350,000 shares of common stock for an aggregate price of approximately $1.0 million. The warrants meet the criteria for equity classification and were therefore recorded at fair value as of the grant date as a component of stockholders’ equity within additional paid-in capital. In March 2026, the Company

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issued an aggregate of 2,027,384 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,027,778 shares of common stock.

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

The Company concluded that the modified common warrants retain equity classification. The excess of fair value of the modified warrants over the fair value of the warrants immediately before the modification of $1.9 million was recognized as a deemed dividend for the year ended December 31, 2025. This modification included a related party transaction involving 613,497 common warrants held by a fund affiliated with a member of our board of directors, which accounted for $0.2 million of the deemed dividend recognized. As the Company had an accumulated deficit as of December 31, 2025, the deemed dividend was recognized in additional paid-in capital with zero net impact on stockholders' equity. There was no deemed dividend recognized during the three months ended March 31, 2026.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the three months ended March 31, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Exercised	—	(6,527,778)	$0.001
Balances as of March 31, 2026	6,877,622	35,765,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Balances as of March 31, 2025	8,104,615	38,543,577

At the Market (ATM) Program

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time through TD Cowen, at its option, shares of its common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the three months ended March 31, 2026, no sales were made under the 2026 ATM program. Subsequent to March 31, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, the Company sold 1,305,463 shares of common stock under the 2026 ATM program for net proceeds of approximately $8.1 million, after deducting commissions paid to TD Cowen.

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which the Company may issue and sell shares of its common stock for an aggregate maximum offering of $100.0 million. During the

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

three months ended March 31, 2026, the Company sold 6,049,762 shares of its common stock under the 2024 ATM program for net proceeds of approximately $32.7 million, after deducting commissions paid to TD Cowen and other offering costs. Approximately $33.3 million remained available under the 2024 ATM program, which the Company terminated in May 2026.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	March 31, 2026	December 31, 2025
Stock options issued and outstanding	22,483,361	18,645,325
Stock options reserved for 2020 Incentive Award Plan	1,441,747	1,184,877
Unvested restricted stock units outstanding	2,550,181	1,252,847
Common stock reserved for 2024 ATM program	8,459,414	14,509,176
Common stock reserved for 2026 ATM program	30,000,000	—
Common stock reserved for Employee Stock Purchase Plan	4,294,178	2,800,550
Common stock reserved for 2022 Employment Inducement Award Plan	3,605,418	3,585,793
Common stock reserved for pre-funded warrants	35,765,799	42,293,577
Common stock reserved for common warrants	6,877,622	6,877,622
Total common stock reserved	115,477,720	91,149,767

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of March 31, 2026, there were 1,441,747 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of March 31, 2026, there were 3,605,418 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	18,645,325	$6.69	7.53	$17,234
Stock options granted	4,199,313	$5.26
Stock options exercised	(61,306)	$3.74
Stock options forfeited	(299,971)	$4.96
Balances as of March 31, 2026	22,483,361	$6.45	7.73	$23,698
Vested and Exercisable as of March 31, 2026	10,981,145	$8.70	6.34	$8,056

The total intrinsic value of options exercised was $0.1 million for each of the three months ended March 31, 2026 and 2025. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the three months ended March 31, 2026 and 2025 was $4.05 and $2.01 per share, respectively.

As of March 31, 2026, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $37.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.0 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	1,252,847	$3.31
Granted	1,855,563	5.38
Vested	(501,341)	3.69
Cancelled	(56,888)	4.26
Unvested as of March 31, 2026	2,550,181	$4.72

As of March 31, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $11.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2026, 4,294,178 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2026.

The stock-based compensation expense related to the ESPP was $47,000 and $40,000 for the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,368	$2,829
General and administrative	1,788	2,249
Total stock-based compensation expense	$4,156	$5,078

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

Expected Volatility—Beginning in 2026, the expected volatility assumption is estimated based solely on the historical volatility of the Company’s share trading price for its common stock and is no longer derived from a weighted average that includes comparable publicly traded life sciences companies. Prior to 2026, the expected volatility was estimated based on a weighted volatility using both the Company’s trading history for its common stock and the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on similar size, stage in life cycle, or area of specialty.

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.02 - 6.08	5.77 - 6.08
Expected volatility	91.7% - 92.3%	92.3% - 93.8%
Risk-free interest rate	3.72% - 3.96%	4.13% - 4.49%
Dividend yield	—	—

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 35,765,799 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	22,483,361	19,852,941
Shares subject to Employee Stock Purchase Plan	140,559	144,421
Unvested restricted stock units	2,550,181	1,516,623
Common warrants	6,877,622	8,104,615
Total	32,051,723	29,618,600

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

The segment is managed on a consolidated basis and the chief operating decision maker, or CODM, uses total operating expenses and consolidated net loss to assess performance, forecast future financial results and allocate resources. In assessing the Company's financial performance and making strategic decisions, the CODM regularly reviews operating expenses by function. This includes a review of budget versus actual expenses and direct program spend, which includes clinical costs, consultant fees, manufacturing expenses, and other direct external costs.

The following table presents the operations for the reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development - external expenses(1)	$23,821	$34,498
Research and development - personnel	7,410	9,046
General and administrative - personnel	2,917	2,340
Other general and administrative expenses(2)	7,210	5,906
Depreciation expense	539	537
Stock-based compensation	4,156	5,078
Total operating expense	46,053	57,405
Loss from operations	(46,053)	(57,405)
Interest and other income, net	1,911	3,049
Consolidated segment net loss	$(44,142)	$(54,356)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2026.

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

Our strategic priorities include advancing two late-stage registrational programs, tanruprubart toward our first approval in Guillain-Barré Syndrome, or GBS, and vonaprument toward pivotal data in dry age-related macular degeneration, or AMD, with geographic atrophy, or GA, as well as developing ANX1502, a novel oral small molecule for autoimmune conditions.

Tanruprubart is an investigational targeted immunotherapy delivered in a single infusion to rapidly halt aggressive neuroinflammation and damage in GBS, an acute, rare, neuromuscular emergency that annually affects ~150,000 people worldwide. There are currently no therapies approved by the FDA for GBS and no substantial evidence of effectiveness from the current standard of care. In the placebo-controlled Phase 3 trial, approximately 90% of GBS patients treated with tanruprubart improved by week 1 and more than twice as many treated patients achieved a normal state of health at week 26. Tanruprubart has consistently demonstrated rapid and sustained functional improvements across a comprehensive data package. We continue to engage with applicable EU and U.S. regulators to advance tanruprubart towards registration worldwide. Our Marketing Authorization Application, or MAA, filed with the European Medicines Agency, or EMA, in January 2026 for tanruprubart for the treatment of GBS is under review, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label U.S./Europe FORWARD study is designed to broaden Western experience with tanruprubart, and we anticipate initial pharmacokinetics, or PK, pharmacodynamics, or PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a biologics license application, or BLA, in 2026.

Vonaprument is an investigational neuroprotective inhibitor of C1q and the classical complement cascade delivered intravitreally for GA, a leading cause of blindness affecting more than eight million people worldwide. There are no approved therapies for GA targeting the preservation of vision. Vonaprument is the only investigational therapy in GA to show significant vision preservation on assessments of best corrected visual acuity, or BCVA, and low luminance visual acuity, demonstrating significant protection from vision loss in both normal and low light conditions, as well as significant preservation of central retinal photoreceptors necessary for visual acuity. In the Phase 2 ARCHER trial, vonaprument also reduced risk of 15-letter vision loss by more than 70%.

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

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $44.1 million and $54.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $961.5 million and cash and cash equivalents and short-term investments of $225.0 million.

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

We expect our future research and development expenses to vary from period to period as we pursue regulatory approval of our product candidates, continue to advance our product candidates through late-stage clinical trials, invest in capabilities to prepare for commercialization including manufacturing, and hire additional personnel to support our organization. The process of conducting the necessary clinical research, development and manufacturing to obtain regulatory approval is costly and time-consuming, and the successful development and approval of our product candidates is highly uncertain.

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

We expect our general and administrative expenses to vary from period to period as we continue to support our research and development activities, grow our business, advance our product candidates in late-stage clinical trials and toward regulatory approval and commercialization activities, and operate as a public company.

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$35,786	$48,179	$(12,393)	(26%)
General and administrative	10,267	9,226	1,041	11%
Total operating expenses	46,053	57,405	(11,352)	(20%)
Loss from operations	(46,053)	(57,405)	11,352	(20%)
Interest and other income, net	1,911	3,049	(1,138)	(37%)
Net loss	$(44,142)	$(54,356)	$10,214	(19%)

Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$13,971	$10,562	$3,409	32%
Consulting and professional services	4,579	6,464	(1,885)	(29%)
Contract manufacturing	4,644	15,865	(11,221)	(71%)
Laboratory supplies and materials	149	322	(173)	(54%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	10,383	12,747	(2,364)	(19%)
Facilities and depreciation	1,771	1,984	(213)	(11%)
Other	289	235	54	23%
Total research and development expenses	$35,786	$48,179	$(12,393)	(26%)

Research and development expenses decreased by $12.4 million, or 26%, for the three months ended March 31, 2026 compared to the same period in 2025. The change was primarily attributable to a decrease of $11.2 million in completed contract manufacturing activity for the tanruprubart European MAA filing as well as the vonaprument manufacturing technology transfer to a commercial-ready facility. Compensation and personnel-related expenses (including stock-based compensation) decreased by $2.4 million, reflecting lower headcount, and consulting and professional services expenses decreased by $1.9 million. In addition, direct clinical and nonclinical outside services costs increased by $3.4 million associated with the vonaprument Phase 3 ARCHER II trial in GA and the ongoing tanruprubart FORWARD study in GBS.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Dollar Change	% Change
	(in thousands)
Consulting and professional services	$4,400	$3,200	$1,200	38%
Compensation and personnel-related (including stock-based compensation)	4,891	4,745	146	3%
Facilities and depreciation	657	712	(55)	(8%)
Other	319	569	(250)	(44%)
Total general and administrative expenses	$10,267	$9,226	$1,041	11%

General and administrative expenses increased by $1.0 million, or 11%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a $1.2 million increase in consulting and professional services costs for corporate affairs activity across our portfolio.

Interest and other income, net

Interest and other income, net, decreased by $1.1 million, or 37%, for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily due to lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses each year since our inception.

To date, we have funded our operations primarily through the sale of equity securities including, most recently in November 2025, the public offering of approximately $86.3 million of common stock and pre-funded warrants. In addition, on March 30, 2026, we entered into a sales agreement with TD Cowen, or the 2026 Sales Agreement, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. As of March 31, 2026, we had available cash and cash equivalents and short-term investments of $225.0 million and an accumulated deficit of $961.5 million.

Historical Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(46,796)	$(50,055)
Net cash provided by investing activities	27,056	97,620
Net cash provided by financing activities	32,896	59
Increase in cash, cash equivalents and restricted cash	$13,156	$47,624

Cash Flow from Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $46.8 million, which consisted of a net loss of $44.1 million, and a net change of $7.1 million in our operating assets and liabilities, partially offset by $4.4 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $4.2 million, depreciation and amortization of $0.5 million, and a reduction in the carrying amount of right-of-use assets of $0.4 million, partially offset by accretion of discount on available-for-sale securities of $0.6 million.

Cash used in operating activities for the three months ended March 31, 2025 was $50.1 million, which consisted of a net loss of $54.4 million, partially offset by $4.1 million in non-cash charges and a net change of $0.2 million in our operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $5.1 million, depreciation and amortization of $0.5 million and a reduction in the carrying amount of right-of-use assets of $0.4 million, partially offset by accretion of discount on available-for-sale securities of $1.9 million.

Cash Flow from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2026 was $27.1 million, which consisted of $33.0 million of proceeds from maturities of available-for-sale securities, partially offset by $5.9 million of purchases of available-for-sale securities.

Cash provided by investing activities for the three months ended March 31, 2025 was $97.6 million, which consisted of $159.5 million of proceeds from maturities of available-for-sale securities, partially offset by $61.8 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Cash Flow from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $32.9 million, which consisted of $32.7 million of net proceeds from the issuance of common stock under our 2024 ATM program and $0.2 million of net proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

2023 Financing

In December 2023, we raised net proceeds of approximately $117.0 million after deducting underwriting discounts and offering expenses through the sale of 25,035,000 shares of our common stock at a price of $2.880 per share and pre-funded warrants to purchase an aggregate of 18,379,861 shares of common stock at a price of $2.879 per share, which equals the per share offering price for the shares of common stock less the $0.001 exercise price for each pre-funded warrant. In March 2026, we issued an aggregate of 2,027,384 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 2,027,778 shares of common stock.

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

Pre-Funded and Common Warrants

The following summarizes warrant activity during the three months ended March 31, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Exercised	—	(6,527,778)	$0.001
Balances as of March 31, 2026	6,877,622	35,765,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Balances as of March 31, 2025	8,104,615	38,543,577

At the Market (ATM) Program

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the three months ended March 31, 2026, no sales were made under the 2026 ATM program. Subsequent to March 31, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, we sold 1,305,463 shares of common stock under the 2026 ATM program for net proceeds of approximately $8.1 million, after deducting commissions paid to TD Cowen.

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, or 2024 ATM program, pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering of $100.0 million. During the three months ended March 31, 2026, we sold 6,049,762 shares of our common stock under the 2024 ATM program for net proceeds of approximately $32.7 million, after deducting commissions paid to TD Cowen and other offering costs. Approximately $33.3 million remained available under the 2024 ATM program, which we terminated in May 2026.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the quarter ended March 31, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We conduct, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities may not accept data from such trials.
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
•
Actual or perceived failure to comply with applicable data protection laws, regulations, standards, contractual obligations and other requirements related to data privacy and security could lead to government enforcement actions as well as civil and criminal penalties, private litigation (including class actions), or adverse publicity and otherwise could negatively affect our results of operations and business.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2025 and 2024 was approximately $206.7 million and $138.2 million, respectively, and our net loss for the three months ended March 31, 2026 was approximately $44.1 million. As of March 31, 2026, we had an accumulated deficit of $961.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2026, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $225.0 million. We expect our existing capital resources to fund planned operating expenses into the second half of 2027. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label FORWARD study in the U.S. and Europe, which is designed to broaden Western experience with tanruprubart, and we anticipate initial PK, PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on the sufficiency of our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussions to date with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label U.S./EU FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart, and we anticipate initial PK, PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussion with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

As of March 31, 2026, we had 93 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and local laws that require licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 41% of our outstanding voting stock. In addition, in our 2023, 2024, and 2025, financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we sold approximately $66.7 million of shares of our common stock under an at the market offering program as of the date of this Quarterly Report on Form 10-Q. In March 2026, we entered into a new sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of up to $150 million under a new at-the-market offering program. In addition, in December 2023, June 2024, and November 2025, we closed financings which included the sale of pre-funded warrants or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants or the common warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of March 31, 2026, the number of shares of our common stock outstanding was 162,501,717. This number does not include 35,765,799 shares of common stock issuable upon the exercise of pre-funded warrants or 6,877,622 shares of common stock issuable upon the exercise of common warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2024 ATM Program

As previously disclosed, on March 26, 2024, we entered into a Sales Agreement, or Sales Agreement, with TD Cowen, pursuant to which we from time to time could offer and sell shares of its common stock through or to TD Cowen having an aggregate offering price of up to $100.0 million. On May 6, 2026, we and TD Cowen mutually agreed to terminate the Sales Agreement with immediate effect in accordance with the terms of the Sales Agreement. Accordingly, no further offers or sales will be conducted under the Sales Agreement. Prior to such termination, we sold shares of our common stock with an aggregate gross sales price of approximately $66.7 million under the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the copy of the Sales Agreement filed as Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on March 26, 2024.

Insider Trading

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Annexon, Inc.
Date: May 7, 2026	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)