Form 10-Q
period 2026-06-30
Annexon, Inc.
filed 2026-08-12
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2026 was 189,579,134. This number does not include 14,865,799 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 6—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,270	$162,051
Short-term investments	9,973	76,294
Prepaid expenses and other current assets	3,514	3,846
Total current assets	212,757	242,191
Restricted cash	1,032	1,032
Property and equipment, net	9,675	10,617
Operating lease right-of-use assets	14,333	15,185
Other non-current assets	8,271	8,546
Total assets	$246,068	$277,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,731	$14,931
Accrued and other current liabilities	19,625	24,791
Operating lease liabilities, current	3,126	2,908
Total current liabilities	38,482	42,630
Operating lease liabilities, non-current	21,525	23,293
Total liabilities	60,007	65,923
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	175	149
Additional paid-in capital	1,202,847	1,128,917
Accumulated other comprehensive loss	(82)	(29)
Accumulated deficit	(1,016,879)	(917,389)
Total stockholders’ equity	186,061	211,648
Total liabilities and stockholders’ equity	$246,068	$277,571

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$46,590	$44,160	$82,376	$92,339
General and administrative	10,637	7,566	20,904	16,792
Total operating expenses	57,227	51,726	103,280	109,131
Loss from operations	(57,227)	(51,726)	(103,280)	(109,131)
Interest and other income, net	1,879	2,570	3,790	5,619
Net loss	(55,348)	(49,156)	(99,490)	(103,512)
Deemed dividend on modification of common stock warrants	—	(1,857)	—	(1,857)
Net loss attributable to common stockholders	$(55,348)	$(51,013)	$(99,490)	$(105,369)
Net loss per share, basic and diluted	$(0.28)	$(0.34)	$(0.50)	$(0.71)
Weighted-average shares used in computing net loss per share, basic and diluted	201,003,269	148,320,803	197,620,477	148,215,392

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(55,348)	$(49,156)	$(99,490)	$(103,512)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	2	1	2
Unrealized loss on available-for-sale securities	(1)	(4)	(54)	(105)
Comprehensive loss	$(55,349)	$(49,158)	$(99,543)	$(103,615)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	149,362,800	$149	$1,128,917	$(29)	$(917,389)	$211,648
Exercise of stock options	61,306	—	229	—	—	229
Restricted stock vested in the period	501,341	—	—	—	—	—
Issuance of common stock, net of issuance costs $909	6,049,762	6	32,688	—	—	32,694
Exercise of pre-funded warrants	6,526,508	7	(7)	—	—	—
Stock-based compensation	—	—	4,156	—	—	4,156
Other comprehensive loss	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(44,142)	(44,142)
Balances as of March 31, 2026	162,501,717	162	1,165,983	(81)	(961,531)	204,533
Exercise of stock options	179,664	1	563	—	—	564
Issuance of common stock, net of issuance costs $1,150	5,734,361	6	31,007	—	—	31,013
Exercise of pre-funded warrants	5,998,871	6	(6)	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	189,585	—	487	—	—	487
Stock-based compensation	—	—	4,813	—	—	4,813
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(55,348)	(55,348)
Balances as of June 30, 2026	174,604,198	$175	$1,202,847	$(82)	$(1,016,879)	$186,061

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

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(99,490)	$(103,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,079	1,077
Accretion of discount on available-for-sale securities	(891)	(3,106)
Stock-based compensation	8,969	9,283
Reduction in the carrying amount of right-of-use assets	852	731
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	332	841
Other non-current assets	275	(2,032)
Accounts payable	787	1,091
Accrued and other current liabilities	(5,166)	8,843
Operating lease liabilities	(1,550)	(1,342)
Net cash used in operating activities	(94,803)	(88,126)
Investing activities:
Purchases of property and equipment	(137)	(89)
Purchases of available-for-sale securities	(15,842)	(120,509)
Proceeds from maturities of available-for-sale securities	83,000	291,300
Net cash provided by investing activities	67,021	170,702
Financing activities:
Proceeds from the exercise of common stock options	793	62
Proceeds from Employee Stock Purchase Plan purchases	487	182
Proceeds from the issuance of common stock	65,766	—
Payment of financing costs	(2,046)	(32)
Net cash provided by financing activities	65,000	212
Increase in cash, cash equivalents and restricted cash	37,218	82,788
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	2
Cash, cash equivalents and restricted cash
Beginning of period	163,083	50,530
End of period	$200,302	$133,320
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liability	$2,606	$2,518
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$18	$—
Deferred offering costs included in other non-current assets	$—	$81
Deemed dividend on modification of common stock warrants	$—	$1,857

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Annexon, Inc., or the Company, is a biopharmaceutical company advancing the next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that collectively impact nearly 10 million people worldwide. The Company is located in Brisbane, California and was incorporated in Delaware in March 2011.

The Company’s wholly-owned subsidiary, Annexon Biosciences Australia Pty Ltd, or the Subsidiary, is a proprietary limited company incorporated in 2016 and domiciled in Australia.

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of June 30, 2026, had an accumulated deficit of approximately $1.0 billion and cash and cash equivalents and short-term investments of $209.2 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting.

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and other financial information contained in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when capitalization of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2026
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$175,800	$—	$—	$175,800
Government bonds	Level 2	9,978	—	—	9,978
Total cash equivalents		185,778	—	—	185,778
Short-term investments:
Government bonds	Level 2	9,973	—	—	9,973
Total short-term investments		9,973	—	—	9,973
		$195,751	$—	$—	$195,751

		December 31, 2025
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$116,181	$—	$—	$116,181
Government bonds	Level 2	43,844	13	—	43,857
Total cash equivalents		160,025	13	—	160,038
Short-term investments:
Government bonds	Level 2	76,252	42	—	76,294
Total short-term investments		76,252	42	—	76,294
		$236,277	$55	$—	$236,332

All of the investments held as of June 30, 2026, had original maturities of less than two years. As of June 30, 2026, all of the investments are scheduled to mature within 12 months. During the three and six months ended June 30, 2026, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2026. There were nominal unrealized losses as of June 30, 2026, and no investments have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three and six months ended June 30, 2026 and 2025, the Company recognized no material realized gains or losses on financial instruments.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of June 30, 2026 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash	$13,492	$2,013
Cash equivalents	185,778	160,038
Cash and cash equivalents	199,270	162,051
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$200,302	$163,083

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$17,255	$17,262
Laboratory equipment	1,923	1,878
Furniture and fixtures	820	730
Computer equipment and software	101	92
Total property and equipment, gross	20,099	19,962
Less: accumulated depreciation	(10,424)	(9,345)
Total property and equipment, net	$9,675	$10,617

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$14,943	$16,285
Accrued compensation	3,725	7,517
Accrued professional services	764	480
Other accrued and current liabilities	193	509
Total accrued and other current liabilities	$19,625	$24,791

5. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of June 30, 2026, the operating lease right-of-use assets were $14.3 million and lease liabilities were $24.7 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 5.3 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.9 million for each of the six months ended June 30, 2026 and 2025. Variable lease payments were $1.1 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

Future minimum lease payments and related lease liabilities as of June 30, 2026, were as follows:

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)
2026 (remaining six months)	$2,636
2027	5,425
2028	5,615
2029	5,812
2030 and thereafter	11,173
Total undiscounted lease payments	30,661
Less: Imputed interest	(6,010)
Total lease liabilities	$24,651

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2025, the Company and holders of common warrants exercisable for 6,877,622 shares of the Company’s common stock entered into amendments extending the expiration date of such common warrants to June 30, 2026 and eliminating a cashless exercise feature. The modification resulted in a $1.9 million deemed dividend for the year ended December 31, 2025, recorded to additional paid-in capital with no impact on total stockholders’ equity. The remaining common warrants to purchase 1,226,993 shares of the Company's common stock not subject to these amendments expired unexercised on June 30, 2025. No deemed dividend was recognized during the three and six months ended June 30, 2026. On June 30, 2026, the amended common warrants to purchase 6,877,622 shares of the Company’s common stock expired unexercised.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Issued	—	—	$—
Exercised	—	(12,527,778)	$0.001
Expired	(6,877,622)	—	$5.807
Balances as of June 30, 2026	—	29,765,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Balances as of June 30, 2025	8,104,615	38,543,577

During the six months ended June 30, 2026, the Company issued an aggregate of 12,525,379 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 12,527,778 shares of common stock. Subsequent to June 30, 2026 and through the date of issuance of these financial statements, the Company issued an aggregate of 14,897,630 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 14,900,000 shares of common stock.

At the Market (ATM) Program

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time through TD Cowen, at its option, shares of its common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the six months ended June 30, 2026, the Company sold 5,734,361 shares of common stock under the 2026 ATM program for net proceeds of approximately $31.0 million, after deducting commissions paid to TD Cowen and other offering costs. As of June 30, 2026, approximately $117.8 million remained available under the 2026 ATM program.

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, pursuant to which the Company was permitted to offer and sell shares of its common stock having an aggregate maximum offering price of up to $100.0 million, or 2024 ATM program. During the six months ended June 30, 2026, the Company sold 6,049,762 shares of its common stock under the 2024 ATM program for net proceeds of approximately $32.7 million, after deducting commissions paid to TD Cowen and other offering costs. No sales were made under the 2024 ATM program during the six months ended June 30, 2025. In May 2026, the Company

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

terminated the 2024 ATM program. Approximately $33.3 million remained available under the 2024 ATM program at the time of termination; however, no further shares of common stock may be sold under the 2024 ATM program.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	June 30, 2026	December 31, 2025
Stock options issued and outstanding	23,190,315	18,645,325
Stock options reserved for 2020 Incentive Award Plan	1,478,515	1,184,877
Unvested restricted stock units outstanding	2,388,473	1,252,847
Common stock reserved for 2024 ATM program	—	14,509,176
Common stock reserved for 2026 ATM program	24,265,639	—
Common stock reserved for Employee Stock Purchase Plan	4,104,593	2,800,550
Common stock reserved for 2022 Employment Inducement Award Plan	2,843,740	3,585,793
Common stock reserved for pre-funded warrants	29,765,799	42,293,577
Common stock reserved for common warrants	—	6,877,622
Total common stock reserved	88,037,074	91,149,767

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

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of June 30, 2026, there were 1,478,515 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of June 30, 2026, there were 2,843,740 shares available for issuance under the Inducement Plan.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	18,645,325	$6.69	7.53	$17,234
Stock options granted	5,537,313	$5.14
Stock options exercised	(240,970)	$3.29
Stock options forfeited	(751,353)	$5.11
Balances as of June 30, 2026	23,190,315	$6.40	7.57	$26,703
Vested and Exercisable as of June 30, 2026	12,147,453	$8.23	6.29	$11,266

The total intrinsic value of options exercised was $0.5 million and $0.1 million for the six months ended June 30, 2026, and 2025, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the six months ended June 30, 2026 and 2025 was $3.95 and $1.97 per share, respectively.

As of June 30, 2026, the total unrecognized stock-based compensation cost related to outstanding unvested stock options was $36.9 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years.

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

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	1,252,847	$3.31
Granted	1,855,563	5.38
Vested	(501,341)	3.69
Cancelled	(218,596)	4.53
Unvested as of June 30, 2026	2,388,473	$4.73

As of June 30, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $9.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of June

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

30, 2026, 4,104,593 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2026.

The stock-based compensation expense related to the ESPP were not material for each of the six months ended June 30, 2026 and 2025.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,663	$2,688	$5,031	$5,517
General and administrative	2,150	1,517	3,938	3,766
Total stock-based compensation expense	$4,813	$4,205	$8,969	$9,283

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	90.60% - 91.90%	93.70% - 93.80%	90.60% - 92.30%	92.30% - 93.80%
Risk-free interest rate	4.21% - 4.33%	4.03% - 4.15%	3.72% - 4.33%	4.03% - 4.49%
Dividend yield	—	—	—	—

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 29,765,799 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	23,190,315	20,020,180	23,190,315	20,020,180
Shares subject to Employee Stock Purchase Plan	13,721	58,184	13,721	58,184
Unvested restricted stock units	2,388,473	1,452,999	2,388,473	1,452,999
Common warrants	—	8,104,615	—	8,104,615
Total	25,592,509	29,635,978	25,592,509	29,635,978

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

The following table presents the operations for the reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development - external expenses(1)	$34,847	$31,278	$58,668	$65,776
Research and development - personnel	6,952	8,376	14,362	17,422
General and administrative - personnel	2,686	2,153	5,603	4,493
Other general and administrative expenses(2)	7,389	5,174	14,599	11,080
Depreciation expense	540	540	1,079	1,077
Stock-based compensation	4,813	4,205	8,969	9,283
Total operating expense	57,227	51,726	103,280	109,131
Loss from operations	(57,227)	(51,726)	(103,280)	(109,131)
Interest and other income, net	1,879	2,570	3,790	5,619
Consolidated segment net loss	$(55,348)	$(49,156)	$(99,490)	$(103,512)

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

__________________

(1) Research and development - external expenses include program expenses, other non-program specific expenses and other research expenses.

(2) Other general and administrative expenses include consulting and professional services fees for business development, legal, accounting, tax, and facilities costs.

10. Subsequent Events

Loan and Security Agreement

On July 30, 2026, or the Effective Date, the Company entered into a Loan and Security Agreement, or the 2026 LSA, with Oxford Finance LLC, as collateral agent, and certain lenders from time to time party thereto. The 2026 LSA provides for term loans in an aggregate principal amount of up to $200.0 million, or the Loan Facility. The Loan Facility matures on July 1, 2031, which maturity date may be extended to June 1, 2032 upon the achievement of specified milestones. The Loan Facility includes an initial tranche of $50.0 million, which was funded on the Effective Date, and additional tranches totaling $100.0 million that may become available upon the achievement of specified milestones and satisfaction of certain conditions, with a fifth tranche of $50.0 million that may be made available subject to Oxford Finance’s discretion. The term loans bear interest at a floating per annum rate equal to the greater of (i) the 1-Month CME Term SOFR plus 4.6% and (ii) 7.6%. Upon repayment of the Loan Facility, the Company is required to pay an amount equal to between 2.50% and 6.75%, depending on when the Loan Facility is repaid and subject to the occurrence of certain events, of the aggregate principal amount of loans advanced under the Loan Facility.

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

Overview

We are a biopharmaceutical company advancing the next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that collectively impact nearly 10 million people worldwide. Building on more than a decade of expertise stopping acute and chronic neuroinflammation at its source, we have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases.

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

The currently ongoing open-label U.S./Europe FORWARD study is designed to broaden Western experience with tanruprubart. We recently announced that the initial cohort of U.S. and European patients in the FORWARD study showed clinically meaningful and rapid improvement in strength and reduced disability within days of a single infusion of 30 mg/kg tanruprubart. The positive clinical outcomes in the FORWARD study reinforce the consistency and reproducibility of the tanruprubart treatment effect, and we anticipate initial pharmacokinetics, or PK, pharmacodynamics, or PD, biomarker and functional data to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a biologics license application, or BLA, in the fourth quarter of 2026.

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

In the ongoing global, sham-controlled, double-masked Phase 3 ARCHER II trial of 659 patients with GA, all eligible patients have received at least 12 months of vonaprument treatment, with masked event accrual in line with projections. ARCHER II retains strong statistical power and continues to be well-executed with a low discontinuation rate (<10%) and high compliance (>95%). We recently announced the expansion of the vonaprument Phase 3 program to add a Month 24 dual primary endpoint, complementing the current Month 15 primary endpoint, and to launch an open-label extension (OLE) study. With a dual primary endpoint strategy, ARCHER II can achieve success in protecting against vision loss at either Month 15 or Month 24, which are independent efficacy timepoints. The Month 15 primary endpoint remains on track for the fourth quarter of 2026. Upon completion of Month 24, all patients will have the option to receive monthly vonaprument treatment in the OLE study, designed to evaluate the longer-term profile of vonaprument for inclusion in the label. The primary endpoints of this two-year trial are the proportion of patients with confirmed BCVA ≥15-letter loss at two consecutive visits, measured through months 15 and 24. Secondary endpoints include safety, low luminance visual acuity and photoreceptor integrity. We have established a global registration path with the FDA and EMA, which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients with GA. The single-study program will be analyzed as two sub-studies in the U.S. in accordance with the FDA’s two-trial recommendation. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by the EMA for the Product Development Coordinator Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

ANX1502 is a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose and multiple-ascending dose clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK and PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We are evaluating an enteric-coated tablet formulation of ANX1502 in an ongoing POC study in patients with cold agglutinin disease, or CAD. We have observed drug levels at and exceeding the pre-defined target in fasted CAD patients. Dosing is complete and we plan to provide an update on the POC study in the second half of 2026.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $55.3 million and $49.2 million for the three months ended June 30, 2026 and 2025, respectively, and $99.5 million and $103.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $1.0 billion and cash and cash equivalents and short-term investments of $209.2 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented:

	Three Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$46,590	$44,160	$2,430	6%
General and administrative	10,637	7,566	3,071	41%
Total operating expenses	57,227	51,726	5,501	11%
Loss from operations	(57,227)	(51,726)	(5,501)	11%
Interest and other income, net	1,879	2,570	(691)	(27%)
Net loss	$(55,348)	$(49,156)	$(6,192)	13%

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$15,368	$16,519	$(1,151)	(7%)
Contract manufacturing	12,868	6,896	5,972	87%
Consulting and professional services	5,427	6,799	(1,372)	(20%)
Laboratory supplies and materials	149	59	90	153%
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	10,378	11,669	(1,291)	(11%)
Facilities and depreciation	1,649	1,869	(220)	(12%)
Other	751	349	402	115%
Total research and development expenses	$46,590	$44,160	$2,430	6%

Research and development expenses increased by $2.4 million, or 6%, for the three months ended June 30, 2026 compared to the same period in 2025. The change was primarily attributable to an increase of $6.0 million in contract manufacturing activity for the manufacturing technology transfer of vonaprument to a commercial-ready facility. Consulting and professional services expenses decreased by $1.4 million, following the MAA submission for tanruprubart in January 2026. Compensation and personnel-related expenses (including stock-based compensation) decreased by $1.3 million, reflecting lower headcount. In addition, direct clinical and nonclinical outside services costs decreased by $1.2 million primarily associated with the vonaprument Phase 3 ARCHER II trial in GA partially offset by higher tanruprubart FORWARD study costs.

General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$5,002	$3,791	$1,211	32%
Consulting and professional services	4,373	2,073	2,300	111%
Facilities and depreciation	564	624	(60)	(10%)
Other	698	1,078	(380)	(35%)
Total general and administrative expenses	$10,637	$7,566	$3,071	41%

General and administrative expenses increased by $3.1 million, or 41%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $2.3 million increase in consulting and professional services costs for corporate affairs activities across our portfolio. In addition, compensation and personnel-related expenses were higher primarily due to stock-based compensation expense.

Interest and other income, net

Interest and other income, net, decreased by $0.7 million, or 27%, for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower average cash and investment balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented:

	Six Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$82,376	$92,339	$(9,963)	(11%)
General and administrative	20,904	16,792	4,112	24%
Total operating expenses	103,280	109,131	(5,851)	(5%)
Loss from operations	(103,280)	(109,131)	5,851	(5%)
Interest and other income, net	3,790	5,619	(1,829)	(33%)
Net loss	$(99,490)	$(103,512)	$4,022	(4%)

Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$29,339	$27,081	$2,258	8%
Contract manufacturing	17,512	22,760	(5,248)	(23%)
Consulting and professional services	9,728	13,148	(3,420)	(26%)
Laboratory supplies and materials	298	381	(83)	(22%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	20,761	24,416	(3,655)	(15%)
Facilities and depreciation	3,420	3,853	(433)	(11%)
Other	1,318	700	618	88%
Total research and development expenses	$82,376	$92,339	$(9,963)	(11%)

Research and development expenses decreased by $10.0 million, or 11%, for the six months ended June 30, 2026 compared to the same period in 2025. The change was primarily attributable to a decrease of $5.2 million in completed contract manufacturing activity supporting the tanruprubart European MAA filing, a decrease of $3.7 million in compensation and personnel-related expenses (including stock-based compensation), reflecting lower headcount, and a decrease of $3.4 million in consulting and professional services expenses following the MAA submission for tanruprubart in January 2026. These decreases were partially offset by a $2.3 million increase in direct clinical and nonclinical outside services costs associated with the ongoing tanruprubart FORWARD study in GBS and the vonaprument Phase 3 ARCHER II trial in GA.

General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$9,893	$8,536	$1,357	16%
Consulting and professional services	8,715	5,098	3,617	71%
Facilities and depreciation	1,221	1,270	(49)	(4%)
Other	1,075	1,888	(813)	(43%)
Total general and administrative expenses	$20,904	$16,792	$4,112	24%

General and administrative expenses increased by $4.1 million, or 24%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a $3.6 million increase in consulting and professional services costs for corporate affairs activities across our portfolio in the first half of 2026. In addition, compensation and personnel-related expenses were higher primarily due to stock-based compensation expense.

Interest and other income, net

Interest and other income, net, decreased by $1.8 million, or 33%, for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower average cash and investment balances as well as lower average interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses each year since our inception.

To date, we have funded our operations primarily through the sale of equity securities including, most recently in November 2025, the public offering of approximately $86.3 million of shares of common stock and pre-funded warrants. In addition, on March 30, 2026, we entered into a sales agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. As of June 30, 2026, we had available cash and cash equivalents and short-term investments of $209.2 million and an accumulated deficit of approximately $1.0 billion.

Historical Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(94,803)	$(88,126)
Net cash provided by investing activities	67,021	170,702
Net cash provided by financing activities	65,000	212
Increase in cash, cash equivalents and restricted cash	$37,218	$82,788

Cash Flow from Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 was $94.8 million, which consisted of a net loss of $99.5 million and a net change of $5.3 million in our operating assets and liabilities, partially offset by $10.0 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $9.0 million, depreciation and amortization of $1.1 million, and a reduction in the carrying amount of right-of-use assets of $0.8 million, partially offset by accretion of discount on available-for-sale securities of $0.9 million.

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

Cash Flow from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 was $67.0 million, which consisted of $83.0 million of proceeds from maturities of available-for-sale securities, partially offset by $15.9 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2025 was $170.7 million, which consisted of $291.3 million of proceeds from maturities of available-for-sale securities, partially offset by $120.5 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Cash Flow from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $65.0 million, which consisted of $63.8 million of net proceeds from the aggregate issuance of common stock under our 2024 ATM program and 2026 ATM program and $1.3 million of net proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund operating expenses into 2028. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will be required to seek additional funding in the future until such time, if ever, as we can generate substantial product revenue, and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

In June 2025, we and holders of common warrants exercisable for 6,877,622 shares of our common stock entered into amendments to the common warrants held by such holders. The amendments extended the term of the common warrants by one year until June 30, 2026, and removed the cashless exercise option. If all such common warrants are exercised in full for cash (without regard to any applicable ownership limitations), we would receive aggregate gross proceeds of approximately $39.9 million. The remaining common warrants to purchase 1,226,993 shares of our common stock not subject to these amendments expired unexercised on June 30, 2025. On June 30, 2026, the amended common warrants to purchase 6,877,622 shares of our common stock expired unexercised.

Pre-Funded and Common Warrants

The following summarizes warrant activity during the six months ended June 30, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Issued	—	—	$—
Exercised	—	(12,527,778)	$0.001
Expired	(6,877,622)	—	$5.807
Balances as of June 30, 2026	—	29,765,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Balances as of June 30, 2025	8,104,615	38,543,577

During the six months ended June 30, 2026, we issued an aggregate of 12,525,379 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 12,527,778 shares of common stock. Subsequent to June 30, 2026 and through the date of issuance of these financial statements, we issued an aggregate of 14,897,630 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 14,900,000 shares of common stock.

At the Market (ATM) Program

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the six months ended June 30, 2026, we sold 5,734,361 shares of common stock under the 2026 ATM program for net proceeds of approximately $31.0 million, after deducting commissions paid to TD Cowen and other offering costs. As of June 30, 2026, approximately $117.8 million remained available under the 2026 ATM program.

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we were permitted to offer and sell shares of our common stock having an aggregate maximum offering price of up to $100.0 million, or 2024 ATM program. During the six months ended June 30, 2026, we sold 6,049,762 shares of our common stock under the 2024 ATM program for net proceeds of approximately $32.7 million, after deducting commissions paid to TD Cowen and other offering costs. No sales were made under the 2024 ATM program during the six months ended June 30, 2025. In May 2026, we terminated the 2024 ATM program. Approximately $33.3 million remained available under the 2024 ATM program at the time of termination; however, no further shares of common stock may be sold under the 2024 ATM program.

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

During the quarter ended June 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2025 and 2024 was approximately $206.7 million and $138.2 million, respectively, and our net loss for the three and six months ended June 30, 2026 was approximately $55.3 million and $99.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $1.0 billion. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2026, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $209.2 million. We expect our existing capital resources to fund planned operating expenses into 2028. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, macroeconomic factors, including recent and potential bank failures, increasing inflation and interest rates, funding shortages at governmental and regulatory agencies on which we rely, exchange rate fluctuations and supply chain disruptions, geopolitical conflicts, such as the war in Ukraine and conflicts in the Middle East, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our debt obligations under the Loan and Security Agreement place restrictions on our operating and financial flexibility and could adversely affect our financial condition.

On July 30, 2026, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, as collateral agent, or Collateral Agent, and certain lenders from time to time party thereto, or Lenders, providing for term loans in an aggregate principal amount of up to $200.0 million, or Term Loans. Under the terms of the Loan Agreement, the Lenders made an initial term loan of $50.0 million funded on the effective date of the Loan Agreement. Three additional tranches in an aggregate principal amount of up to $100.0 million are available upon the achievement of specified milestones and conditions related to our vonaprument and tanruprubart registrational programs, and one additional uncommitted tranche in an aggregate principal amount of up to $50.0 million is available upon the mutual agreement of the Company and the Lenders. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) the 1-Month CME Term SOFR plus 4.6% and (ii) 7.60%. The Term Loans mature on July 1, 2031, or June 1, 2032, depending on the achievement of certain milestones. We are required to make monthly payments of interest only until September 1, 2029, which can be extended to September 1, 2030 or September 1, 2031, depending on the achievement of certain milestones, after which monthly payments of both principal and interest will be due. The Term Loans may be prepaid, in whole or in part, at our option, subject to customary prepayment fees. We are also obligated to pay other customary fees for a loan facility of this size and type, including a final payment fee upon repayment of the Term Loans (whether at maturity, upon acceleration or by prepayment or otherwise). We granted the Collateral Agent a security interest in substantially all of our assets to secure our obligations under the Loan Agreement.

Our debt obligations under the Loan Agreement could adversely impact us as follows:

•
require us to use a large portion of our cash flow to repay the outstanding principal balance, accrued and unpaid interest, prepayment fees, a final payment fee and other fees, if applicable, which will reduce the amount of cash flow available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•
adversely impact our credit rating, which could increase borrowing costs and reduce our ability to raise funds on favorable terms;
•
subject us to restrictive covenants, including financial covenants that require us to maintain certain liquidity levels and/or minimum revenue levels upon the occurrence of certain events, that may limit our future ability to take certain corporate actions, incur additional indebtedness, create liens, make investments or pay dividends or distributions, or to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;
•
increase our vulnerability to adverse economic, industry and market conditions; and
•
increase our exposure to rising interest rates from variable rate indebtedness.

Our ability to meet our payment obligations under the Loan Agreement depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and access the additional loan amounts available under the Loan Agreement. If we are unable to generate sufficient cash flows to service our payment obligations or satisfy our covenants under the Loan Agreement, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations which could result in an event of default. If we default under the Loan Agreement, the Lenders may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, including foreclosing on substantially all of our assets, which secure our obligations under the Loan Agreement, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us. Further, if we are liquidated, the Lenders' right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Loan Agreement includes events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; the occurrence of a material adverse change; impairment of the Lenders' security interest in the collateral; and delisting of our common stock. Upon the occurrence of an event of default (subject, in certain cases, to notice and grace periods), obligations under the Loan Agreement may be accelerated, thereby requiring us to repay the loans immediately. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label FORWARD study in the U.S. and Europe, which is designed to broaden Western experience with tanruprubart, and we anticipate initial PK, PD, biomarker and functional data in the second half of 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on the sufficiency of our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussions to date with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label U.S./EU FORWARD study in the U.S. and Europe which is designed to broaden Western experience with tanruprubart, and we anticipate initial PK, PD, biomarker and functional data in 2026 to supplement our comprehensive data package for tanruprubart in GBS. Following such data, we plan to engage with the FDA with the goal of reaching alignment on our current and supplemental data package and information supporting the generalizability of tanruprubart in Western patients for submission of a BLA in 2026. In our discussions with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, with respect to vonaprument, there are two approved products for GA which may pose competition for vonaprument, if approved. For additional information regarding our competition, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical, biopharmaceutical and biotechnology products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years and single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

As of June 30, 2026, we had 92 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

We will cease to be eligible to use the requirements for smaller reporting companies beginning with the Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2027. Since we will no longer be a smaller reporting company and no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that may increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. As a “smaller reporting company”, we take advantage of certain exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will be ineligible to use the requirements for smaller reporting companies beginning with our Quarterly report on Form 10-Q for the quarter ending March 31, 2027, but will remain a non-accelerated filer through 2027. When we are no longer a “non-accelerated filer”, we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 47% of our outstanding voting stock. In addition, in our 2023, 2024, and 2025, financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our current shares outstanding and resulting market valuation do not reflect shares of our common stock issuable upon the exercise of pre-funded warrants that are exercisable at the discretion of the holders of such warrants. If we sell shares of our common stock in the future, stockholders may experience immediate dilution. Stockholders may be unable to compute the dilutive impact of future financings.

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we sold approximately $66.7 million of shares of our common stock under an at the market offering program as of the date of this Quarterly Report on Form 10-Q. In March 2026, we entered into a new sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of up to $150 million under a new at-the-market offering program. As of the filing date of this Quarterly Report on Form 10-Q, we had sold $32.2 million of common stock under the program. In addition, in December 2023, June 2024, and November 2025, we closed financings which included the sale of pre-funded warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of June 30, 2026, the number of shares of our common stock outstanding was 174,604,198. This number does not include 29,765,799 shares of common stock issuable upon the exercise of pre-funded warrants. On August 12, 2024, we filed a resale registration statement on Form S-3, pursuant to which, entities and trusts affiliated with Muneer Satter, a member of our board of directors, can sell up to 3,000,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, amended or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amendment to Amended and Restated Certificate of Incorporation.					X

3.3	Amended and Restated Bylaws.	8-K	001-39402	3.3	07/28/20

10.1+	Non-Employee Director Compensation Program.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: August 12, 2026	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)