Form 10-Q
period 2026-09-30
Annexon, Inc.
filed 2026-11-09
CIK 1528115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2026 was 190,763,984. This number does not include 14,745,093 shares of Common Stock issuable upon the exercise of pre-funded warrants (which are immediately exercisable at an exercise price of $0.001 per share of Common Stock, subject to beneficial ownership limitations). See Note 7—Stockholders’ Equity to the Registrant’s unaudited condensed consolidated financial statements.

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

ANNEXON, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,389	$162,051
Short-term investments	110,985	76,294
Prepaid expenses and other current assets	4,525	3,846
Total current assets	217,899	242,191
Restricted cash	1,032	1,032
Property and equipment, net	9,165	10,617
Operating lease right-of-use assets	13,882	15,185
Other non-current assets	8,430	8,546
Total assets	$250,408	$277,571
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,910	$14,931
Accrued and other current liabilities	18,512	24,791
Operating lease liabilities, current	3,238	2,908
Total current liabilities	37,660	42,630
Term loan, non-current	49,340	—
Operating lease liabilities, non-current	20,613	23,293
Total liabilities	107,613	65,923
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	190	149
Additional paid-in capital	1,210,856	1,128,917
Accumulated other comprehensive loss	(154)	(29)
Accumulated deficit	(1,068,097)	(917,389)
Total stockholders’ equity	142,795	211,648
Total liabilities and stockholders’ equity	$250,408	$277,571

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$41,368	$49,700	$123,744	$142,039
General and administrative	10,870	7,318	31,774	24,110
Total operating expenses	52,238	57,018	155,518	166,149
Loss from operations	(52,238)	(57,018)	(155,518)	(166,149)
Interest expense	(833)	—	(833)	—
Interest and other income, net	1,853	2,096	5,643	7,715
Net loss	(51,218)	(54,922)	(150,708)	(158,434)
Deemed dividend on modification of common stock warrants	—	—	—	(1,857)
Net loss attributable to common stockholders	$(51,218)	$(54,922)	$(150,708)	$(160,291)
Net loss per share, basic and diluted	$(0.25)	$(0.37)	$(0.75)	$(1.08)
Weighted-average shares used in computing net loss per share, basic and diluted	204,652,743	149,123,701	199,990,325	148,521,489

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(51,218)	$(54,922)	$(150,708)	$(158,434)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	1	2
Unrealized (loss) gain on available-for-sale securities	(72)	17	(126)	(88)
Comprehensive loss	$(51,290)	$(54,905)	$(150,833)	$(158,520)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Loss	Deficit	Equity
Balances as of December 31, 2025	149,362,800	$149	$1,128,917	$(29)	$(917,389)	$211,648
Exercise of stock options	61,306	—	229	—	—	229
Restricted stock vested in the period	501,341	—	—	—	—	—
Issuance of common stock, net of issuance costs $909	6,049,762	6	32,688	—	—	32,694
Exercise of pre-funded warrants	6,526,508	7	(7)	—	—	—
Stock-based compensation	—	—	4,156	—	—	4,156
Other comprehensive loss	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(44,142)	(44,142)
Balances as of March 31, 2026	162,501,717	162	1,165,983	(81)	(961,531)	204,533
Exercise of stock options	179,664	1	563	—	—	564
Issuance of common stock, net of issuance costs $1,150	5,734,361	6	31,007	—	—	31,013
Exercise of pre-funded warrants	5,998,871	6	(6)	—	—	—
Issuance of common stock per Employee Stock Purchase Plan purchase	189,585	—	487	—	—	487
Stock-based compensation	—	—	4,813	—	—	4,813
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(55,348)	(55,348)
Balances as of June 30, 2026	174,604,198	175	1,202,847	(82)	(1,016,879)	186,061
Exercise of stock options	105,137	—	398	—	—	398
Issuance of common stock, net of issuance costs $103	485,754	—	2,516	—	—	2,516
Exercise of pre-funded warrants	14,897,630	15	(15)	—	—	—
Stock-based compensation	—	—	5,110	—	—	5,110
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(51,218)	(51,218)
Balances as of September 30, 2026	190,092,719	$190	$1,210,856	$(154)	$(1,068,097)	$142,795

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Cost	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	109,381,556	$109	$1,003,685	$10	$(710,699)	$293,105
Exercise of stock options	43,113	—	62	—	—	62
Restricted stock vested in the period	289,735	—	—	—	—	—
Stock-based compensation	—	—	5,078	—	—	5,078
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(54,356)	(54,356)
Balances as of March 31, 2025	109,714,404	109	1,008,825	(91)	(765,055)	243,788
Issuance of common stock per Employee Stock Purchase Plan purchase	117,743	1	181	—	—	182
Stock-based compensation	—	—	4,205	—	—	4,205
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(49,156)	(49,156)
Balances as of June 30, 2025	109,832,147	110	1,013,211	(93)	(814,211)	199,017
Exercise of stock options	1,289	—	3	—	—	3
Restricted stock vested in the period	53,187	—	—	—	—	—
Issuance of common stock, net of issuance costs $697	5,235,959	5	13,487	—	—	13,492
Stock-based compensation	—	—	3,835	—	—	3,835
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(54,922)	(54,922)
Balances as of September 30, 2025	115,122,582	$115	$1,030,536	$(76)	$(869,133)	$161,442

See accompanying notes to unaudited condensed consolidated financial statements.

ANNEXON, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(150,708)	$(158,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,604	1,623
Accretion of discount on available-for-sale securities	(1,479)	(3,581)
Non-cash interest expense	132	—
Stock-based compensation	14,079	13,118
Reduction in the carrying amount of right-of-use assets	1,303	1,118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(679)	343
Other non-current assets	116	(5,312)
Accounts payable	778	7,756
Accrued and other current liabilities	(6,279)	4,973
Operating lease liabilities	(2,350)	(2,034)
Net cash used in operating activities	(143,483)	(140,430)
Investing activities:
Purchases of property and equipment	(137)	(137)
Purchases of available-for-sale securities	(126,338)	(147,190)
Proceeds from maturities of available-for-sale securities	93,000	363,900
Net cash (used in) provided by investing activities	(33,475)	216,573
Financing activities:
Proceeds from the exercise of common stock options	1,191	65
Proceeds from Employee Stock Purchase Plan purchases	487	182
Proceeds from the issuance of common stock	68,385	14,189
Proceeds from the issuance of term loan, net of debt discount	49,387	—
Payment of financing costs	(2,155)	(660)
Net cash provided by financing activities	117,295	13,776
(Decrease) increase in cash, cash equivalents and restricted cash	(59,663)	89,919
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	2
Cash, cash equivalents and restricted cash
Beginning of period	163,083	50,530
End of period	$103,421	$140,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$356	$—
Cash paid for amounts included in the measurement of lease liability	$3,909	$2,518
Non-cash investing and financing activities:
Exercise of pre-funded warrants	$28	$—
Debt issuance costs included in accounts payable and accrued liabilities	$179	$—
Deemed dividend on modification of common stock warrants	$—	$1,857

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

Liquidity

Since inception, the Company has been involved primarily in performing research and development activities, conducting clinical trials, hiring personnel, and raising capital to support and expand these activities. The Company has experienced losses and negative cash flows from operations since its inception and, as of September 30, 2026, had an accumulated deficit of approximately $1.1 billion and cash and cash equivalents and short-term investments of $213.4 million.

The Company has historically funded its operations through the issuance of shares of its common stock and warrants. On July 30, 2026, the Company also received $50.0 million in gross proceeds under a loan agreement with Oxford Finance LLC and Oxford Finance Credit Fund IV, LP and has up to $150.0 million of additional borrowing capacity, subject to specified milestones and other conditions, to support ongoing operations, collectively the Debt Financing. See Note 5—Debt. Based on projected activities, management projects that existing cash and cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these financial statements. The Company’s future viability beyond that point is dependent on its ability to achieve development and regulatory milestones and obtain additional funding. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years. There are uncertainties associated with the Company’s ability to (1) obtain additional equity or debt financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs and its business could be materially harmed.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting.

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim period presented. The financial data and other financial information contained in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Management evaluates its estimates, including but not limited to the fair value of

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

investments, incremental borrowing rate for operating lease right-of-use assets and liabilities, valuation of deferred tax assets and uncertain tax positions, clinical trial accruals and stock-based compensation. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the operations of Annexon, Inc. and its wholly-owned subsidiary and include the results of operations and cash flows of these entities. All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Reference is made to Note 2—Summary of Significant Accounting Policies, in the Company’s 2025 Form 10-K filed on March 30, 2026 for a detailed description of significant accounting policies. Except for the policy on debt issuance costs, debt discounts, and final payment described below, there have been no significant changes to the Company’s accounting policies as disclosed in its 2025 Form 10-K.

Debt Issuance Costs, Debt Discounts, and Final Payment

Debt issuance costs include legal fees and other direct costs incurred in connection with the execution of the Company’s Debt Financing. Debt discounts represent costs paid to the lenders. Debt issuance costs and debt discounts are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method. Final payment obligations represent amounts due to lenders upon repayment or maturity of the related debt and are accreted to interest expense over the term of the related debt using the effective interest method.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables summarize the fair value of the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2026
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$52,710	$—	$—	$52,710
Government bonds	Level 2	40,913	—	(3)	40,910
Total cash equivalents		93,623	—	(3)	93,620
Short-term investments:
Government bonds	Level 2	111,055	1	(71)	110,985
Total short-term investments		111,055	1	(71)	110,985
		$204,678	$1	$(74)	$204,605

		December 31, 2025
	Valuation Hierarchy	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$116,181	$—	$—	$116,181
Government bonds	Level 2	43,844	13	—	43,857
Total cash equivalents		160,025	13	—	160,038
Short-term investments:
Government bonds	Level 2	76,252	42	—	76,294
Total short-term investments		76,252	42	—	76,294
		$236,277	$55	$—	$236,332

All of the investments held as of September 30, 2026, had original maturities of less than two years. As of September 30, 2026, all of the investments are scheduled to mature within 12 months. During the three and nine months ended September 30, 2026, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2026. There were nominal unrealized losses as of September 30, 2026, and no investments have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

For the three and nine months ended September 30, 2026 and 2025, the Company recognized no material realized gains or losses on financial instruments.

The Company's term loan is not measured at fair value on a recurring basis. As of September 30, 2026, the Company's term loan of $49.3 million approximates fair value using Level 2 inputs, as the debt bears interest at a floating interest rate.

4. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents, which include amounts invested in money market funds and government bonds, are stated at fair value.

Restricted cash as of September 30, 2026 relates to the letters of credit established for the Company’s office leases.

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash	$8,769	$2,013
Cash equivalents	93,620	160,038
Cash and cash equivalents	102,389	162,051
Restricted cash	1,032	1,032
Cash, cash equivalents and restricted cash	$103,421	$163,083

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$17,256	$17,262
Laboratory equipment	1,928	1,878
Furniture and fixtures	820	730
Computer equipment and software	110	92
Total property and equipment, gross	20,114	19,962
Less: accumulated depreciation	(10,949)	(9,345)
Total property and equipment, net	$9,165	$10,617

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$11,492	$16,285
Accrued compensation	5,750	7,517
Accrued professional services	656	480
Other accrued and current liabilities	614	509
Total accrued and other current liabilities	$18,512	$24,791

5. Debt

On July 30, 2026, the Company entered into a Loan and Security Agreement, or Oxford Loan Agreement, with Oxford Finance LLC, as collateral agent, and Oxford Finance Credit Fund IV, LP, or collectively, Oxford. The Oxford Loan Agreement provides for term loans of up to an aggregate principal amount of $200.0 million to be funded in multiple tranches. The tranches include (i) a $50.0 million Term A Loan funded on July 30, 2026, (ii) a Term B Loan of up to $25.0 million available through September 30, 2027 upon achievement of a specified clinical milestone, (iii) a Term C Loan of up to $25.0 million, plus up to $15.0 million of unused Term B Loan, available through December 31, 2027 upon receipt of specified regulatory approval, (iv) a Term D Loan of up to $50.0 million available through December 31, 2028 upon receipt of specified regulatory approval, and (v) an additional discretionary Term E Loan of up to $50.0 million available at the Company’s request and subject to Oxford’s approval. As of September 30, 2026, $150.0 million of borrowing capacity remained available under the Oxford Loan Agreement.

Outstanding borrowings under the Oxford Loan Agreement bear interest at a floating rate equal to the greater of (i) the 1-Month CME Term SOFR, or (ii) 3.00%, plus 4.60%, subject to a minimum interest rate of 7.60%. The Company is required to make monthly interest-only payments until September 1, 2029, or the Amortization Date. Beginning on the Amortization Date, principal is also payable in equal monthly installments through the maturity date of July 1, 2031. Upon achievement of specified clinical and regulatory

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

milestones, the Amortization Date may be extended to September 1, 2031, with a corresponding extension of the maturity date to July 1, 2032.

Upon the earliest to occur of (i) the maturity date, (ii) the acceleration of any tranche, or (iii) prepayment of any tranche, the Company will be required to make a final payment ranging from 2.5% to 6.75% of the original principal amount, depending on the applicable tranche and timing of repayment. The Company has the option to prepay all or a portion of the outstanding borrowings prior to the maturity date, subject to a prepayment fee ranging from 1.0% to 2.0%, depending on the timing of the prepayment. As of September 30, 2026, the applicable final payment on the outstanding Term A Loan was 5.0% of the original principal amount, or approximately $2.5 million.

As of September 30, 2026, the estimated future principal payments and final fee payments are due as follows (in thousands):

(in thousands)
2026 (remaining three months)	$—
2027	—
2028	—
2029	8,696
2030	26,087
2031	17,717
Total	52,500
Less: unamortized debt discount, issuance costs and other debt related adjustments	(3,160)
Total term loan, non-current	$49,340

All obligations under the Oxford Loan Agreement are secured by a first-priority perfected lien on, and security interest in, substantially all present and future assets of the Company. The Oxford Loan Agreement includes customary affirmative and negative covenants, including restrictions on the ability to pay dividends and make other distributions. In addition, the Oxford Loan Agreement contains events of default, including the occurrence of a material adverse change, that may permit the lenders to accelerate the outstanding amounts. The Oxford Loan Agreement also includes minimum cash and minimum revenue covenants that become applicable upon specified dates or triggering events. As of September 30, 2026, the minimum cash and minimum revenue covenants were not yet applicable.

Interest expense under the Oxford Loan Agreement is calculated using the effective interest method and includes noncash amortization of the debt discount and debt issuance costs and accretion of the final payment over the life of the term loan at an effective interest rate of 9.6%. During the three and nine months ended September 30, 2026, interest expense was $0.8 million.

6. Commitments and Contingencies

Leases

The Company leases its offices and laboratory in Brisbane, California, under a ten-year noncancelable lease agreement that ends in October 2031 with a ten-year renewable option.

As of September 30, 2026, the operating lease right-of-use assets were $13.9 million and lease liabilities were $23.9 million on the unaudited condensed consolidated balance sheet. The weighted-average remaining lease term is 5.1 years.

The weighted-average incremental borrowing rate used to measure the operating lease liability is 8.4%.

Operating lease costs were $1.0 million for each of the three months ended September 30, 2026 and 2025, and $2.9 million for each of the nine months ended September 30, 2026 and 2025. Variable lease payments were $0.1 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Future minimum lease payments and related lease liabilities as of September 30, 2026, were as follows:

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)
2026 (remaining three months)	$1,333
2027	5,425
2028	5,615
2029	5,812
2030 and thereafter	11,173
Total undiscounted lease payments	29,358
Less: Imputed interest	(5,507)
Total lease liabilities	$23,851

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

7. Stockholders’ Equity

Pre-Funded and Common Warrants

The Company issued pre-funded warrants in connection with public offerings of common stock in July 2022, December 2023, June 2024 and November 2025. Each pre-funded warrant has an exercise price of $0.001 per share, does not expire and is immediately exercisable subject to beneficial ownership limitations. The pre-funded warrants are classified as equity.

During the nine months ended September 30, 2026, the Company issued an aggregate of 27,423,009 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 27,427,778 shares of common stock.

The Company issued common warrants to purchase up to 8,427,508 shares of common stock in connection with an equity offering in July 2022. The common warrants had an exercise price of $5.807 per share and an original expiration date of June 30, 2025. In June 2025, the Company and holders of common warrants to purchase 6,877,622 shares agreed to extend the expiration date to June 30, 2026 and common warrants to purchase the remaining 1,226,993 shares expired unexercised on June 30, 2025. The Company recorded the modification as a $1.9 million deemed dividend, which increased net loss attributable to common stockholders for the nine months ended September 30, 2025. On June 30, 2026, the amended common warrants to purchase 6,877,622 shares expired unexercised. No common warrants remained outstanding as of September 30, 2026.

The following summarizes warrant activity during the nine months ended September 30, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Issued	—	—	$—
Exercised	—	(27,427,778)	$0.001
Expired	(6,877,622)	—	$5.807
Balances as of September 30, 2026	—	14,865,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Expired	(1,226,993)	—	$5.807
Balances as of September 30, 2025	6,877,622	38,543,577

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to September 30, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, the Company issued an aggregate of 120,677 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 120,706 shares of common stock.

At the Market (ATM) Program

In March 2026, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time through TD Cowen, at its option, shares of its common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. The Company agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the nine months ended September 30, 2026, the Company sold 6,220,115 shares of common stock under the 2026 ATM program for net proceeds of approximately $33.5 million, after deducting commissions paid to TD Cowen and other offering costs. As of September 30, 2026, approximately $115.2 million remained available under the 2026 ATM program. Subsequent to September 30, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, the Company sold 639,068 shares of common stock under the 2026 ATM program for net proceeds of approximately $2.7 million, after deducting commissions paid to TD Cowen.

In March 2024, the Company entered into a sales agreement with TD Cowen, as sales agent, pursuant to which the Company was permitted to offer and sell shares of its common stock having an aggregate maximum offering price of up to $100.0 million, or 2024 ATM program. During the nine months ended September 30, 2026 and 2025, the Company sold 6,049,762 and 5,235,959 shares of its common stock under the 2024 ATM program for net proceeds of approximately $32.7 million and $13.5 million, respectively, after deducting commissions paid to TD Cowen and other offering costs. In May 2026, the Company terminated the 2024 ATM program. Approximately $33.3 million remained available under the 2024 ATM program at the time of termination; however, no further shares of common stock may be sold under the 2024 ATM program.

Common Stock

The Company reserved the following shares of common stock for issuance as follows:

	September 30, 2026	December 31, 2025
Stock options issued and outstanding	23,487,204	18,645,325
Stock options reserved for 2020 Incentive Award Plan	1,535,659	1,184,877
Unvested restricted stock units outstanding	2,318,396	1,252,847
Common stock reserved for 2024 ATM program	—	14,509,176
Common stock reserved for 2026 ATM program	23,779,885	—
Common stock reserved for Employee Stock Purchase Plan	4,104,593	2,800,550
Common stock reserved for 2022 Employment Inducement Award Plan	2,444,057	3,585,793
Common stock reserved for pre-funded warrants	14,865,799	42,293,577
Common stock reserved for common warrants	—	6,877,622
Total common stock reserved	72,535,593	91,149,767

8. Equity Incentive Plans

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2020 Incentive Award Plan

The number of shares of common stock reserved for issuance under the 2020 Plan automatically increases on the first day of January, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. For Incentive Stock Options, or ISOs, and Nonstatutory Stock Options, or NSOs, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2026, there were 1,535,659 shares available for issuance under the 2020 Plan.

2022 Employment Inducement Award Plan

In July 2022, the Company’s board of directors adopted the Annexon, Inc. 2022 Employment Inducement Award Plan, as amended, or the Inducement Plan, and together with the 2011 Plan and the 2020 Plan, the Plans. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 7,850,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2026, there were 2,444,057 shares available for issuance under the Inducement Plan.

Stock Options

The following table presents stock option activity under the Plans for the period:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2025	18,645,325	$6.69	7.53	$17,234
Stock options granted	6,610,313	$5.17
Stock options exercised	(346,960)	$3.44
Stock options forfeited	(1,421,474)	$5.84
Balances as of September 30, 2026	23,487,204	$6.36	7.32	$10,257
Vested and Exercisable as of September 30, 2026	12,869,471	$7.95	6.06	$4,871

The total intrinsic value of options exercised was $0.7 million and $0.1 million for the nine months ended September 30, 2026, and 2025, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant date fair value of options granted to employees during the nine months ended September 30, 2026 and 2025 was $3.97 and $1.97 per share, respectively.

As of September 30, 2026, the total unrecognized stock-based compensation expense related to outstanding unvested stock options was $35.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.8 years.

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	1,252,847	$3.31
Granted	1,855,563	5.38
Vested	(501,341)	3.69
Cancelled	(288,673)	4.65
Unvested as of September 30, 2026	2,318,396	$4.72

As of September 30, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $8.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1%, and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increases automatically on the first day of each fiscal year, by a number equal to, 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or such number of shares determined by the Company’s board of directors. As of September 30, 2026, 4,104,593 shares were available for future purchase. The ESPP generally provides for six-month consecutive offering periods beginning on May 16 and November 16 of each year. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2026.

The stock-based compensation expense related to the ESPP was $0.1 million for each of the nine months ended September 30, 2026 and 2025.

Stock-Based Compensation Expense

The total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,630	$2,380	$7,661	$7,897
General and administrative	2,480	1,455	6,418	5,221
Total stock-based compensation expense	$5,110	$3,835	$14,079	$13,118

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

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The fair value of each stock option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	5.77 - 6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	89.60% - 90.70%	93.30%	89.60% - 92.30%	92.30% - 93.80%
Risk-free interest rate	4.32% - 4.87%	3.95%	3.72% - 4.87%	3.95% - 4.49%
Dividend yield	—	—	—	—

9. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding, excluding restricted common stock. The weighted-average number of shares of common stock used in the basic and diluted net loss per share calculation include pre-funded warrants to purchase up to 14,865,799 shares of common stock, as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	23,487,204	19,381,754	23,487,204	19,381,754
Shares subject to Employee Stock Purchase Plan	58,339	183,953	58,339	183,953
Unvested restricted stock units	2,318,396	1,308,942	2,318,396	1,308,942
Common warrants	—	6,877,622	—	6,877,622
Total	25,863,939	27,752,271	25,863,939	27,752,271

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

The Company's chief operating decision maker, or CODM, is its Chief Executive Officer. The segment is managed on a consolidated basis and the CODM uses total operating expenses and consolidated net loss to assess performance, forecast future financial results and allocate resources. In assessing the Company's financial performance and making strategic decisions, the CODM regularly

ANNEXON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reviews operating expenses by function. This includes a review of budget versus actual expenses and direct program spend, which includes clinical costs, consultant fees, manufacturing expenses, and other direct external costs.

The following table presents the operations for the reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development - external expenses(1)	$29,964	$37,733	$88,632	$103,509
Research and development - personnel	6,919	7,916	21,281	25,338
General and administrative - personnel	2,804	2,193	8,407	6,686
Other general and administrative expenses(2)	6,916	4,795	21,515	15,875
Depreciation expense	525	546	1,604	1,623
Stock-based compensation	5,110	3,835	14,079	13,118
Total operating expense	52,238	57,018	155,518	166,149
Loss from operations	(52,238)	(57,018)	(155,518)	(166,149)
Interest expense	(833)	—	(833)	—
Interest and other income, net	1,853	2,096	5,643	7,715
Consolidated segment net loss	$(51,218)	$(54,922)	$(150,708)	$(158,434)

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

Overview

We are a biopharmaceutical company advancing a next generation platform of targeted immunotherapies aimed at complement-mediated neuroinflammatory diseases that collectively impact nearly 10 million people worldwide. Building on more than a decade of expertise stopping acute and chronic neuroinflammation at its source, we have demonstrated robust target engagement in the body, brain and eye, and clinical proof of concept in multiple diseases.

We are advancing two late-stage registrational programs, tanruprubart toward our first approval in Guillain-Barré Syndrome, or GBS, and vonaprument toward pivotal data in dry age-related macular degeneration, or AMD, with geographic atrophy, or GA, as well as developing ANX1502, a novel oral small molecule for autoimmune conditions.

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

The currently ongoing open-label U.S./Europe FORWARD study is designed to broaden Western experience with tanruprubart. Eighteen patients have been treated to date, representing a broad spectrum of disease from moderate to severe in both male and female patients ranging in age from 12 to 78 years old. Functional outcomes, complete target engagement and a generally well-tolerated safety profile were observed in FORWARD, consistent with Phase 3 and real-world evidence studies. FORWARD findings provide additional evidence of the consistency and reproducibility of tanruprubart treatment effect across a broad range of GBS patients with different disease neurotypes, severities, ages and geographies, which further strengthen our comprehensive data package for tanruprubart in GBS. We plan to engage with the FDA with the goal of reaching alignment on our submission of a biologics license application, or BLA, anticipated in the fourth quarter of 2026.

Vonaprument

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

The global, sham-controlled, double-masked Phase 3 ARCHER II trial is ongoing in 659 patients with GA. ARCHER II is designed to demonstrate clinically meaningful vision protection at Months 15 and 24. Given the linear progression of vision loss, among other things, we believe longer follow-up provides greater potential for sustained treatment benefit and increased separation between vonaprument treatment and sham over time. ARCHER II enrolled a patient population similar to Phase 2, which showed consistent, dose-dependent vision protection across a broad spectrum of disease. Notably, ARCHER II is larger and longer in duration and better powered than the Phase 2, and we believe is well-positioned for success on the primary endpoint of BCVA 15-letter loss. Study execution reflects strong physician and patient engagement. All eligible patients have received at least 15 months of treatment with patient retention at 90%, and masked vision-loss events have tracked closely with projections.

We have established a global registration path with the FDA and EMA, which supports the potential of vonaprument to be the first treatment approved in both Europe and the U.S. for the protection of vision in patients with GA. The ARCHER II single overall study will be analyzed for EU registration and allocated into two pre-defined sub-studies that will be analyzed for U.S. registration in accordance with the FDA’s two-trial recommendation. An independent Data Monitoring Committee (DMC) will assess the ARCHER II single study Month 15 primary endpoint in the fourth quarter of 2026. If the DMC recommends that the endpoint has been met, the DMC will evaluate the two prespecified sub-studies, with results expected in the first quarter of 2027. Alternatively, the DMC may recommend continuing the trial through the Month 24 primary endpoint analysis. ARCHER II completion, including Month 24 analyses, is expected in the third quarter of 2027. Upon completion of Month 24, all patients will have the option to receive monthly vonaprument treatment in the open-label extension (OLE) study, designed to evaluate the longer-term profile of vonaprument for inclusion in the label. Vonaprument is the first and only therapeutic candidate for the treatment of GA to receive Priority Medicine, or PRIME, designation by the EMA, which provides early and proactive support to developers of promising medicines that may offer a major therapeutic advantage over existing treatments or benefit to patients without treatment options. Vonaprument was also selected by the EMA for the Product Development Coordinator Pilot launched in July 2025 to help PRIME designation holders efficiently navigate regulatory interactions including expedited scientific advice, MAA submission readiness activities, and ad-hoc queries throughout the development program.

ANX1502

ANX1502 is a novel oral small molecule inhibiting the activated form of C1s, an enzyme carried by C1q to initiate the classical cascade, which we believe is first-in-kind and has the potential to offer the advantages of selective upstream classical complement inhibition with the convenience and flexibility of oral administration. In a Phase 1 single-ascending dose and multiple-ascending dose clinical trial in healthy volunteers designed to evaluate the safety, tolerability, PK and PD, ANX1502 was generally well tolerated across cohorts with no serious adverse events, achieved target levels of active drug and showed supportive impact on a PD biomarker of complement activity. We recently completed a POC study evaluating an enteric-coated tablet formulation of ANX1502 in nine patients with cold agglutinin disease, or CAD. No significant safety signals were observed. Drug activity, including observed reductions in disease biomarkers such as bilirubin and LDH, supports ANX1502’s potential for further development. Formulation optimization is underway to improve absorption of the enteric-coated tablet prior to executing studies in clinically validated, potentially blockbuster diseases, including neuromuscular disorders such as generalized myasthenia gravis.

We were incorporated in March 2011 and commenced operations later that year. To date, we have focused primarily on performing research and development activities, hiring personnel and raising capital to support and expand these activities. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have incurred net losses each year since our inception. Our net losses were $51.2 million and $54.9 million for the three months ended September 30, 2026 and 2025, respectively, and $150.7 million and $158.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $1.1 billion and cash and cash equivalents and short-term investments of $213.4 million.

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

Interest Expense

Interest expense consists primarily of interest incurred on our term loan, including non-cash amortization of debt issuance costs and debt discounts and non-cash accretion of final payment obligations.

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income earned on our cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented:

	Three Months Ended September 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$41,368	$49,700	$(8,332)	(17%)
General and administrative	10,870	7,318	3,552	49%
Total operating expenses	52,238	57,018	(4,780)	(8%)
Loss from operations	(52,238)	(57,018)	4,780	(8%)
Interest expense	(833)	—	(833)	*
Interest and other income, net	1,853	2,096	(243)	(12%)
Net loss	$(51,218)	$(54,922)	$3,704	(7%)

__________________

*Not meaningful change for the periods presented.

Research and Development Expenses

	Three Months Ended September 30,
	2026	2025*	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$16,851	$16,969	$(118)	(1%)
Contract manufacturing	5,923	14,911	(8,988)	(60%)
Consulting and professional services	6,217	4,814	1,403	29%
Laboratory supplies and materials	116	142	(26)	(18%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	10,079	10,844	(765)	(7%)
Facilities and depreciation	1,364	1,725	(361)	(21%)
Other	818	295	523	177%
Total research and development expenses	$41,368	$49,700	$(8,332)	(17%)

__________________

*Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on total research and development expenses.

Research and development expenses decreased by $8.3 million, or 17%, for the three months ended September 30, 2026 compared to the same period in 2025. The change was primarily attributable to a decrease of $9.0 million in completed contract manufacturing activity supporting the tanruprubart European MAA filing. Compensation and personnel-related expenses (including stock-based compensation) decreased by $0.8 million, reflecting lower headcount. These decreases were partially offset by a $1.4 million increase in consulting and professional services expenses associated with the vonaprument Phase 3 ARCHER II trial in GA.

General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025*	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$5,516	$3,775	$1,741	46%
Consulting and professional services	4,186	2,149	2,037	95%
Facilities and depreciation	521	572	(51)	(9%)
Other	647	822	(175)	(21%)
Total general and administrative expenses	$10,870	$7,318	$3,552	49%

__________________

*Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on total general and administrative expenses.

General and administrative expenses increased by $3.6 million, or 49%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $2.0 million increase in consulting and professional services costs for corporate affairs activities supporting late-stage tanruprubart and vonaprument programs. In addition, compensation and personnel-related expenses were higher by $1.7 million primarily due to stock-based compensation expense and increased headcount.

Interest expense

Interest expense increased by $0.8 million for the three months ended September 30, 2026. The increase was due to the term loan entered into in July 2026.

Interest and other income, net

Interest and other income, net, decreased by $0.2 million, or 12%, for the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower average interest rates.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	% Change
	(in thousands)
Operating expenses:
Research and development	$123,744	$142,039	$(18,295)	(13%)
General and administrative	31,774	24,110	7,664	32%
Total operating expenses	155,518	166,149	(10,631)	(6%)
Loss from operations	(155,518)	(166,149)	10,631	(6%)
Interest expense	(833)	—	(833)	*
Interest and other income, net	5,643	7,715	(2,072)	(27%)
Net loss	$(150,708)	$(158,434)	$7,726	(5%)

__________________

*Not meaningful change for the periods presented.

Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025*	Dollar Change	% Change
	(in thousands)
Direct costs:
Clinical and nonclinical outside services	$46,190	$44,050	$2,140	5%
Contract manufacturing	23,435	37,672	(14,237)	(38%)
Consulting and professional services	15,945	17,962	(2,017)	(11%)
Laboratory supplies and materials	414	523	(109)	(21%)
Indirect costs:
Compensation and personnel-related (including stock-based compensation)	30,840	35,260	(4,420)	(13%)
Facilities and depreciation	4,784	5,578	(794)	(14%)
Other	2,136	994	1,142	115%
Total research and development expenses	$123,744	$142,039	$(18,295)	(13%)

__________________

*Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on total research and development expenses.

Research and development expenses decreased by $18.3 million, or 13%, for the nine months ended September 30, 2026 compared to the same period in 2025. The change was primarily attributable to a decrease of $14.2 million in completed contract manufacturing activity supporting the tanruprubart European MAA filing, a decrease of $4.4 million in compensation and personnel-related expenses (including stock-based compensation) reflecting lower headcount, and a decrease of $2.0 million in consulting and professional services expenses following the MAA submission for tanruprubart in January 2026. These decreases were partially offset by a $2.1 million increase in direct clinical and nonclinical outside services costs associated with the ongoing tanruprubart FORWARD study in GBS and the launch of the vonaprument OLE study in GA.

General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025*	Dollar Change	% Change
	(in thousands)
Compensation and personnel-related (including stock-based compensation)	$15,409	$12,311	$3,098	25%
Consulting and professional services	12,901	7,247	5,654	78%
Facilities and depreciation	1,742	1,842	(100)	(5%)
Other	1,722	2,710	(988)	(36%)
Total general and administrative expenses	$31,774	$24,110	$7,664	32%

__________________

*Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on total general and administrative expenses.

General and administrative expenses increased by $7.7 million, or 32%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a $5.7 million increase in consulting and professional services costs for corporate affairs activities supporting late-stage tanruprubart and vonaprument programs. In addition, compensation and personnel-related expenses were higher by $3.1 million primarily due to stock-based compensation expense and increased headcount.

Interest expense

Interest expense increased by $0.8 million for the nine months ended September 30, 2026. The increase was due to the term loan entered into in July 2026.

Interest and other income, net

Interest and other income, net, decreased by $2.1 million, or 27%, for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower average interest rates as well as lower average cash and investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have generated operating losses each year since our inception.

To date, we have funded our operations primarily through the sale of equity securities including, most recently in November 2025, the public offering of approximately $86.3 million of shares of common stock and pre-funded warrants. In addition, on March 30, 2026, we entered into a sales agreement with TD Cowen pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million. On July 30, 2026, we also received $50.0 million in gross proceeds under a Loan and Security Agreement, or Oxford Loan Agreement, with Oxford Finance LLC, as collateral agent, and Oxford Finance Credit Fund IV, LP, or collectively, Oxford, and have up to $150.0 million of additional borrowing capacity, subject to specified milestones and other conditions, to support our ongoing operations. As of September 30, 2026, we had available cash and cash equivalents and short-term investments of $213.4 million and an accumulated deficit of approximately $1.1 billion.

Historical Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(143,483)	$(140,430)
Net cash (used in) provided by investing activities	(33,475)	216,573
Net cash provided by financing activities	117,295	13,776
(Decrease) increase in cash, cash equivalents and restricted cash	$(59,663)	$89,919

Cash Flow from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 was $143.5 million, which consisted of a net loss of $150.7 million and a net change of $8.4 million in our operating assets and liabilities, partially offset by $15.6 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $14.1 million, depreciation and amortization of $1.6 million, a reduction in the carrying amount of right-of-use assets of $1.3 million, and non-cash interest expense of $0.1 million, partially offset by accretion of discount on available-for-sale securities of $1.5 million.

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

Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $33.5 million, which consisted of $126.3 million of purchases of available-for-sale securities and $0.1 million of purchases of property and equipment, partially offset by $93.0 million of proceeds from maturities of available-for-sale securities.

Cash provided by investing activities for the nine months ended September 30, 2025 was $216.6 million, which consisted of $363.9 million of proceeds from maturities of available-for-sale securities, partially offset by $147.2 million of purchases of available-for-sale securities.

Cash Flow from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $117.3 million, which consisted of $66.2 million of net proceeds from the aggregate issuance of common stock under our 2024 ATM program and 2026 ATM program, $49.4 million from the issuance of term loan, net of debt discount, and $1.7 million of net proceeds from the exercise of common stock options and employee stock purchase plan purchases.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund operations into 2028. We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We will be required to seek additional funding in the future until such time, if ever, as we can generate substantial product revenue, and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. We may also need to seek additional funds sooner than planned as result of changes in our development plans and regulatory requirements to support registration of our product candidates. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Oxford Loan Agreement

On July 30, 2026, we entered into the Oxford Loan Agreement with Oxford. The Oxford Loan Agreement provides for term loans of up to $200.0 million to be funded in multiple tranches, including a $50.0 million Term A Loan funded at closing and up to $150.0 million of additional borrowing capacity subject to specified conditions. The Oxford Loan Agreement matures on July 1, 2031 and bears interest at a floating annual rate equal to the greater of 1-Month CME Term SOFR or 3.00%, plus 4.60%, for a minimum of 7.60%. We are required to make monthly interest-only payments through September 1, 2029, after which monthly payments of principal and interest will be due. Based on the scheduled maturity without extension, estimated future principal and final fee payments are $8.7 million in 2029, $26.1 million in 2030 and $17.7 million in 2031. The Oxford Loan Agreement includes customary affirmative and negative covenants, including restrictions on the ability to pay dividends and make other distributions. As of September 30, 2026, $150.0 million of borrowing capacity remained available under the Oxford Loan Agreement and we were in compliance with all covenants and have not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.

Pre-Funded and Common Warrants

We have issued pre-funded warrants in connection with public offerings of our common stock in July 2022, December 2023, June 2024 and November 2025. Each pre-funded warrant has an exercise price of $0.001 per share, does not expire and is immediately exercisable subject to beneficial ownership limitations. The pre-funded warrants are classified as equity.

During the nine months ended September 30, 2026, we issued an aggregate of 27,423,009 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 27,427,778 shares of common stock.

In July 2022, we issued common warrants to purchase up to 8,427,508 shares of common stock in connection with an equity offering. The common warrants had an exercise price of $5.807 per share and an original expiration date of June 30, 2025. In June 2025, we and holders of common warrants to purchase 6,877,622 shares agreed to extend the expiration date to June 30, 2026. We recorded the modification as a $1.9 million deemed dividend, which increased net loss attributable to common stockholders for the nine months ended September 30, 2025. Common warrants to purchase the remaining 1,226,993 shares expired unexercised on June 30, 2025. On June 30, 2026, the amended common warrants to purchase 6,877,622 shares expired unexercised. No common warrants remained outstanding as of September 30, 2026.

The following summarizes warrant activity during the nine months ended September 30, 2026 and 2025:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2025	6,877,622	42,293,577
Issued	—	—	$—
Exercised	—	(27,427,778)	$0.001
Expired	(6,877,622)	—	$5.807
Balances as of September 30, 2026	—	14,865,799

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted-Average Exercise Price
Balances as of December 31, 2024	8,104,615	38,543,577
Issued	—	—	$—
Exercised	—	—	$—
Expired	(1,226,993)	—	$5.807
Balances as of September 30, 2025	6,877,622	38,543,577

Subsequent to September 30, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, we issued an aggregate of 120,677 shares of common stock upon the cashless exercise of pre-funded warrants to purchase 120,706 shares of common stock.

At the Market (ATM) Program

In March 2026, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150.0 million, or the 2026 ATM program. We agreed to pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds for the common stock sold through the 2026 ATM program. During the nine months ended September 30, 2026, we sold 6,220,115 shares of common stock under the 2026 ATM program for net proceeds of approximately $33.5 million, after deducting commissions paid to TD Cowen and other offering costs. As of September 30, 2026, approximately $115.2 million remained available under the 2026 ATM program. Subsequent to September 30, 2026 and through the date of issuance of these interim unaudited condensed consolidated financial statements, we sold 639,068 shares of common stock under the 2026 ATM program for net proceeds of approximately $2.7 million, after deducting commissions paid to TD Cowen.

In March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we were permitted to offer and sell shares of our common stock having an aggregate maximum offering price of up to $100.0 million, or 2024 ATM program. During the nine months ended September 30, 2026 and 2025, we sold 6,049,762 and 5,235,959 shares of our common stock under the 2024 ATM program for net proceeds of approximately $32.7 million and $13.5 million, respectively, after deducting commissions paid to TD Cowen and other offering costs. In May 2026, we terminated the 2024 ATM program. Approximately $33.3 million remained available under the 2024 ATM program at the time of termination; however, no further shares of common stock may be sold under the 2024 ATM program.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the quarter ended September 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2—Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net loss for the years ended December 31, 2025 and 2024 was approximately $206.7 million and $138.2 million, respectively, and our net loss for the three and nine months ended September 30, 2026 was approximately $51.2 million and $150.7 million, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $1.1 billion. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Our product candidates will require additional clinical development, and if approved, will require additional commercialization efforts. We also intend to conduct additional research and development activities to discover and develop new product candidates, including conducting preclinical studies and clinical trials, all of which will require substantial additional funds. We will continue to expend significant resources for the foreseeable future in connection with these activities. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or any future product candidates.

As of September 30, 2026, we had capital resources consisting of cash and cash equivalents and short-term investments of approximately $213.4 million. We expect our existing capital resources to fund planned operations into 2028. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. We may also need to seek additional funds sooner than planned as a result of changes in our development plans and regulatory requirements to support registration of our product candidates. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities and warrants to purchase our equity securities. For example, in March 2026, we entered into a sales agreement (as amended from time to time), or Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, at our option, shares of our common stock having an aggregate offering price of up to $150 million under an at-the-market offering program. In July 2026, we also incurred indebtedness of $50.0 million pursuant to a loan agreement with Oxford Finance LLC, as collateral agent, and certain other lenders from time to time. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities including pursuant to sales under the Sales Agreement, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our debt obligations under the Loan and Security Agreement place restrictions on our operating and financial flexibility and could adversely affect our financial condition.

On July 30, 2026, we entered into a Loan and Security Agreement, or Loan Agreement, with Oxford Finance LLC, as collateral agent, or Collateral Agent, and certain lenders from time to time party thereto, or Lenders, providing for term loans in an aggregate principal amount of up to $200.0 million, or Term Loans. Under the terms of the Loan Agreement, the Lenders made an initial term loan of $50.0 million funded on the effective date of the Loan Agreement. Three additional tranches in an aggregate principal amount of up to $100.0 million are available upon the achievement of specified milestones and conditions related to our vonaprument and tanruprubart registrational programs, and one additional uncommitted tranche in an aggregate principal amount of up to $50.0 million is available upon the mutual agreement of the Company and the Lenders. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) the 1-Month CME Term SOFR plus 4.6% and (ii) 7.60%. The Term Loans mature on July 1, 2031, or July 1, 2032, depending on the achievement of certain milestones. We are required to make monthly payments of interest only until September 1, 2029, which can be extended to September 1, 2030 or September 1, 2031, depending on the achievement of certain milestones, after which monthly payments of both principal and interest will be due. The Term Loans may be prepaid, in whole or in part, at our option, subject to customary prepayment fees. We are also obligated to pay other customary fees for a loan facility of this size and type, including a final payment fee upon repayment of the Term Loans (whether at maturity, upon acceleration or by prepayment or otherwise). We granted the Collateral Agent a security interest in substantially all of our assets to secure our obligations under the Loan Agreement.

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

Recent regulatory engagement regarding the Phase 3 ARCHER II trial design has established a global registration path for vonaprument in the U.S. and Europe. As a result, we are conducting ARCHER II, a global sham-controlled double-masked, Phase 3 trial. The single-study program will be analyzed as two sub-studies for the U.S. in accordance with the FDA’s two-trial recommendation. In August 2026, we expanded the ARCHER II program to add a Month 24 dual primary endpoint, complementing the original Month 15 primary endpoint, and to launch an open-label extension, or OLE, study in which patients completing the Month 24 assessment will have the option to receive monthly vonaprument treatment. There can be no assurance that the FDA and comparable regulatory authorities will accept the data from our Phase 3 program, including the amended dual primary endpoint design or the OLE study, or that such data will be determined sufficient to support approval.

Conducting large Phase 3 trials in multiple jurisdictions is expensive and can take many years to complete, and we cannot guarantee that clinical trials will be conducted as planned or completed timely, if at all. Our timeline and costs for ARCHER II could be substantially longer and larger than we initially planned, including as a result of the recently added Month 24 primary endpoint and OLE study, which extend the trial's duration and increase its complexity. Under the dual primary endpoint design, ARCHER II may achieve statistical success at either the Month 15 or Month 24 timepoint. However, there is no assurance that either timepoint will show a statistically significant treatment effect, that the FDA, EMA or other regulators will agree that success at one timepoint is sufficient to support approval, or that the design amendment itself will not require additional discussion, data or time to align with regulators. We may need additional capital to complete the expanded Phase 3 clinical program and the OLE study for vonaprument and may not be able to raise sufficient capital in a timely manner which could delay or prevent us from completing our clinical trial, prevent us from seeking FDA approval of vonaprument, if ever, and could delay or prevent commercialization of vonaprument.

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

For example, we intend to seek FDA approval of tanruprubart for the treatment of patients with GBS. Our data package is based on completed placebo-controlled studies conducted in Southeast Asia. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label FORWARD study in the U.S. and Europe is designed to broaden Western experience with tanruprubart. Eighteen patients have been treated to date, representing a broad spectrum of disease from moderate to severe in both male and female patients ranging in age from 12 to 78 years old. Functional outcomes, complete target engagement and a generally well-tolerated safety profile were observed in FORWARD, consistent with Phase 3 and real-world evidence studies. FORWARD findings provide additional evidence of the consistency and reproducibility of tanruprubart treatment effect across a broad range of GBS patients with different disease neurotypes, severities, ages and geographies, which further strengthen our comprehensive data package for tanruprubart in GBS. We plan to engage with the FDA with the goal of reaching alignment on our submission of a biologics license application, or BLA, anticipated in the fourth quarter of 2026. In our discussions to date with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package, including the FORWARD study results, is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

We have received Orphan Drug designation in the United States for tanruprubart for the treatment of GBS and HD and for the treatment of GBS in Europe from the EMA. Although we may seek Orphan Drug designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug designation must be requested before submitting a BLA, or new drug application, or NDA. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

To support data from clinical trials conducted in foreign jurisdictions, applicants may submit clinical evidence, clinical trials, patient registries or other sources of RWE, such as electronic health records or the collection of larger confirmatory data sets. In particular, because all of our studies to date for tanruprubart in GBS have been conducted at sites outside the United States, we conducted a RWE study to assess comparability of disease populations in the US and ex-US using a large natural history database from IGOS. Published data from IGOS presents baseline characteristics of GBS patients in various jurisdictions and patient outcomes at certain timepoints over the course of their disease. We filed a MAA with the EMA for tanruprubart for the treatment of GBS in January 2026, and we continue to engage with EU regulators through the MAA review process. Tanruprubart has been granted orphan designation from the EMA. Tanruprubart has also been granted Fast Track and orphan drug designation for the treatment of GBS from the FDA. The currently ongoing open-label U.S./EU FORWARD study in the U.S. and Europe is designed to broaden Western experience with tanruprubart. Eighteen patients have been treated to date, representing a broad spectrum of disease from moderate to severe in both male and female patients ranging in age from 12 to 78 years old. Functional outcomes, complete target engagement and a generally well-tolerated safety profile were observed in FORWARD, consistent with Phase 3 and real-world evidence studies. FORWARD findings provide additional evidence of the consistency and reproducibility of tanruprubart treatment effect across a broad range of GBS patients with different disease neurotypes, severities, ages and geographies, which further strengthen our comprehensive data package for tanruprubart in GBS. We plan to engage with the FDA with the goal of reaching alignment on our submission of a biologics license application, or BLA, anticipated in the fourth quarter of 2026. In our discussions with the FDA, the FDA has indicated that the generalizability package may not be sufficient to support BLA approval absent additional patient data. While we expect that the inclusion of U.S. and European results from the FORWARD study will support a BLA submission in GBS, it is possible the FDA determines that our current package, including the FORWARD study results, is not sufficient or requires us to provide additional data in GBS patients that are not feasible to obtain. Our inability to satisfy such additional requirements by the FDA may result in the FDA failing to approve tanruprubart in GBS, which would prevent the commercialization of tanruprubart in GBS in the United States, and limit the size of our commercial market opportunity and our potential future revenues, and could otherwise have a material adverse effect on our business.

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

We have initiated discussions with contract manufacturers for the commercial supply of our product candidates. Although we intend to enter into such agreements prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial supply of our product candidates, we will have no other means of producing our product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

We currently do not have a marketing or sales organization. In order to commercialize our product candidates in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have no prior experience in the marketing, sale and distribution of pharmaceutical, biopharmaceutical and biotechnology products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. To build on our current resources and limited commercial experience, we intend to establish third-party relationships to successfully commercialize our products. The near and long-term commercial viability of our product candidates, if approved, may depend, in part, on our ability to successfully establish strategic collaborations with contract commercial organizations, pharmaceutical and biotechnology companies, non-profit organizations, and government agencies. Establishing and maintaining strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline or available resources. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. Even if we enter into collaborations with contract commercial organizations, there can be no assurances that it will ever result in the successful commercialization of any products for several reasons, including that:

•
we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us in a timely manner or at all;
•
such partners may not devote sufficient resources to the commercialization of our products, if approved, properly maintain or defend our intellectual property rights (if required);
•
relationships with our collaborators could also be subject to certain fraud and abuse laws if not structured properly to comply with such laws; and
•
any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the commercialization of our product candidates and affect our ability to realize product revenue.

If we fail to establish agreements as necessary, we could be required to undertake commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay or hinder our commercial success. If we are not successful in commercializing our product candidates or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2026, we had 97 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our growth. Our need to effectively execute our growth strategy requires that we:

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 43% of our outstanding voting stock. In addition, in our 2023, 2024, and 2025, financings, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.001 per share) or common warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time issue additional shares of common stock, and as a result, our stockholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in March 2024, we entered into a sales agreement with TD Cowen, as sales agent, pursuant to which we sold approximately $66.7 million of shares of our common stock under an at the market offering program as of the date of this Quarterly Report on Form 10-Q. In March 2026, we entered into a new sales agreement with TD Cowen, as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of up to $150 million under a new at-the-market offering program. As of the filing date of this Quarterly Report on Form 10-Q, we had sold $37.5 million of common stock under the program. In addition, in December 2023, June 2024, and November 2025, we closed financings which included the sale of pre-funded warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our stockholders would experience additional dilution and such dilutive impact may be difficult to compute.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the stock price of our common stock could decline. As of September 30, 2026, the number of shares of our common stock outstanding was 190,092,719. This number does not include 14,865,799 shares of common stock issuable upon the exercise of pre-funded warrants. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, may reduce the stock price of our common stock.

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
•
the California Consumer Privacy Act of 2018, or CCPA, which requires covered businesses to provide certain disclosures in privacy notices to California residents, including consumers, business representatives, and employees, and requires businesses honor certain requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the amendments to the CCPA expanded the CCPA’s requirements, including by adding a right for individuals to correct their personal data and establishing a regulatory agency to implement and enforce the law. Additional compliance investment and business process changes may be required in an effort to address data protection laws. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that make compliance challenging. The CCPA and other comprehensive U.S. state consumer privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work; and
•
foreign data protection laws, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom GDPR, or UK GDPR, and laws of other jurisdictions in which we have in the past, presently or may in the future conduct clinical trials (such as Australia, Canada, and New Zealand), which contain provisions specifically directed at the processing of personal data and, more broadly, impose significant and complex compliance burdens on processing personal data. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines for noncompliance of up to €20 million under the EU GDPR (£17.5 million under the UK GDPR) or 4% of annual global revenue of the noncompliant company, whichever is greater. Noncompliance with the EU and UK GDPR could also result in private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. These laws such as the EU and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal data of data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal data, and honoring and providing for the rights of individuals in relation to their personal data, including the right to access, correct and delete their data. Among other requirements, the EU and UK GDPR regulate transfers of personal data subject to the EU and UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

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

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons.

During the three months ended September 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, amended or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

			Types of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to Be Sold	Total Shares of Common Stock to Be Purchased	Expiration Date
Bill Carlson, M.D., Director	Adopt	07/03/2026	X			102,000	4/30/27

__________________

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39402	3.1	07/28/20

3.2	Amendment to Amended and Restated Certificate of Incorporation.	10-Q	001-39402	3.2	08/12/26

3.3	Amended and Restated Bylaws.	8-K	001-39402	3.3	07/28/20

10.1	Loan and Security Agreement by and among Annexon, Inc. and Oxford Finance LLC, as collateral agent, and certain lenders parties thereto, dated July 30, 2026.	8-K	001-39402	10.1	7/30/26

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Annexon, Inc.
Date: November 9, 2026	By:	/s/ Douglas Love, Esq.
Douglas Love, Esq.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Jennifer Lew
Jennifer Lew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)